Form 10QSB
period 2002-01-31
I & E TROPICALS INC
filed 2002-04-22
CIK 1163732

U.S. SECURITIES AND EXCHANGE COMMISSION, Washington, D.C. 20549


                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OF THE SECURITIES
              EXCHANGE ACT OF 1924 FOR THE QUARTERLY PERIOD ENDING
                                JANUARY 31, 2002


                 PART I, ITEM 1. FINANCIAL STATEMENTS IS OMITTED

                         Commission File Number 0-33473


                              I & E TROPICALS, INC.
                 (Name of small business issuer in its charter)

                              A Florida Corporation
                                 EIN: 65-1138291
                                270 NW 3rd Court
                         Boca Raton, Florida 33432-3720

                        Telephone Number: (561) 368-1427


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to files such report), and (2) has
been subject to such filing requirements for the past 90 days. Yes   No X
                                                                     ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 1,950,000 as of January 31, 2002.

Transitional Small Business Disclosure Format (check one):   Yes      No   X
                                                                     -------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATMENTS

         Unaudited financial statements for I & E Tropicals, Inc. as of the fiscal quarter ended January 31, 2002 are submitted in compliance with Item 310(b) of Regulation S-B.


                         STATEMENTS ARE OMITTED AND WERE
                           THE SUBJECT OF FORM 12b-25.

ITEM 2.  PLAN OF OPERATION

         The issuer at the present time remains inactive.

         The Company has sufficient funds on hand to proceed with the structure required to implement the planned operations. That is, the Company can proceed to create a Bahamian corporation and hire a Bahamian consulting company to act as its agent. It may also implement the contemplated lease of a building to serve as a site location.

         In order to provide the balance of the cash required for the first year of operation ($125,000 in total) the Company intends to fund its first-year operations by selling convertible promissory notes totaling $125,000.

                           PART II - OTHER INFORMATION



ITEMS 1-5 - NOT REQUIRED


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits required by Item 601 of Regulation S-B are incorporated into this filing by reference to all Exhibits as filed in Part III of form 10-SB/A2(4) as filed with the Securities & Exchange Commission April 17, 2002.

         (b)      Reports on Form 8-K

                  None






                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          I & E TROPICALS, INC.
Date: April 22, 2002                                     By:/s/ Brett L. DeWees
                                                         ----------------------
                                                                President