Form 10QSB/A
period 2002-01-31
I & E TROPICALS INC
filed 2002-04-25
CIK 1163732

U.S. SECURITIES AND EXCHANGE COMMISSION, Washington, D.C. 20549


                                  FORM 10-QSB/A


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
                                    Yes   No X
                                    ----  ----



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 1,950,000 as of January 31, 2002.

Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                             ------     ------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATMENTS

         Unaudited financial statements for I & E Tropicals, Inc. as of the fiscal quarter ended January 31, 2002 are submitted in compliance with Item 310(b) of Regulation S-B.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2002
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
 Cash ..............................................................   $  1,417
 Loans receivable - stockholder ....................................     12,000
                                                                        --------

Total Current Assets ...............................................   $ 13,417
                                                                        ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable ..................................................   $  1,040
 Due to stockholder ................................................      1,173
                                                                        --------

Total Current Liabilities ..........................................      2,213
                                                                        --------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000
  shares authorized, 1,950,000 shares
  issued and outstanding ...........................................      1,950
 Additional paid-in capital ........................................     17,550
 Deficit accumulated during the development
  Stage ............................................................     (8,296)
                                                                        --------

Total Stockholders' Equity .........................................     11,204
                                                                        --------

TOTAL STOCKHOLDERS' EQUITY .........................................   $ 13,417
                                                                        ========












                Read accompanying Notes to Financial Statements.
                                       F-1

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Period From
                                                                                July 1, 1998
                                   Three Months           Nine Months          (Inception)
                                 Ended January 31,      Ended January 31,     To January 31,
                                 2002       2001        2002       2001             2002
                                 ----       ----        ----       ----             ----
REVENUES                        $  -        $  -       $  -        $  -            $  -

EXPENSES
 General and administrative     2,123          -         3,296        -             8,296
                               -------       ------     ------      ------         -------

NET (LOSS)                    $(2,123)      $  -       $(3,296)    $  -            $(8,296)
                               =======       ======     =======     =======        =======

(LOSS) PER SHARE              $  -          $  -       $  -        $  -            $  -
                               =======       ======     =======      ======       ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING          1,950,000       500,000   1,073,043     500,000
                             =========       =======   =========     =======











                Read accompanying Notes to Financial Statements.
                                       F-2

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                  Period From
                                                             Nine                Nine              July 1,1998
                                                         Months Ended         Months Ended         (Inception)
                                                          January 31,         January 31,         to January 31,
                                                             2002                2001                 2002
                                                             ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                             $(3,296)               $  -                 $(8,296)
 Adjustments to reconcile net loss to
  cash (used in) operating activities:
    Common shares issued for services
     rendered                                                -                    -                   5,000
 Increase in accounts payable                             1,040                   -                   1,040
                                                         -------               -------               -------

NET CASH (USED IN) OPERATING ACTIVITIES                  (2,256)                  -                  (2,256)
                                                         -------                ------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder             (12,000)                  -                  (12,000)
                                                        -------                 ------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                14,500                  -                    14,500
 Increase in amount due to stockholder                    1,173                  -                     1,173
                                                        -------                ------                 -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                15,673                  -                    15,673
                                                        -------                ------                 -------

NET INCREASE IN CASH                                      1,417                  -                     1,417
CASH - BEGINNING                                           -                     -                       -
                                                        -------                ------               ----------
CASH - ENDING                                           $ 1,417               $  -                   $ 1,417
                                                        =======                ======                 =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services rendered             $  -                  $  -                   $ 5,000
                                                       =======                 ======                 =======


                Read accompanying Notes to Financial Statements.
                                       F-3

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2002



NOTE 1.           ORGANIZATION

                  I & E Tropicals, Inc. (formerly known as Media Advisory Group, Inc.) was incorporated on July 1, 1998 under the laws of the State of Florida. The company is engaged in the importing and exporting of exotic marine life. The company's headquarters is in Boca Raton, Florida. Since inception, planned operations have not commenced and the Company has been dependent upon capital investment or other financing to fund its activities.

                  On August 6, 2001, the Articles of Incorporation were amended to change the name to I & E Tropicals, Inc.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

                  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2001, included in the Company's Form 10-SB as filed with the SEC.

                  (Loss) Per Share

                  (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

                               I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2002



NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -----------------------------------------------------

                  Use of Estimates

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.           CAPITAL STOCK

                  The Company had originally 5,000 common shares authorized, issued and outstanding with a par value of $1 per share. On August 2, 2001, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000 and to decrease its par value to $.001 per share (a 100 to 1 stock split). As a result of the stock split, the original 5,000 common shares issued and outstanding with a par value of $1 per share as of the date of inception have been retroactively adjusted to 500,000 common shares with a par value of $.001 per share.

                  On September 1, 2001, the Company offered 2,000,000 common shares for sale at $.01 per share under Rule 504 of Regulation D of the Securities Act of 1933. 1,450,000 common shares were sold for cash totaling $14,500.

                  As of January 31, 2002, 1,950,000 common shares were issued and outstanding.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2002



NOTE 4.           RELATED PARTY TRANSACTIONS

                  Loans Receivable - Stockholder

                  Loans receivable - stockholder represents non-interest bearing advances expected to be repaid within the next twelve months.

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


                                                        I & E TROPICALS, INC.
Date: April 25, 2002                                   By: /s/ Brett L. DeWees
                                                       -----------------------
                                                              President