Form 10KSB
period 2002-04-30
I & E TROPICALS INC
filed 2002-06-14
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    for the Fiscal Year ended April 30, 2002

                             Commission File Number
                                     0-33473
                              I & E TROPICALS, INC.
                 (Name of Small Business Issuer in its charter)

                                     FLORIDA
         (State or other jurisdiction of Incorporation or organization)

                                   65-1138291
                      (I.R.S. Employer Identification No.)


                           270 NW 3rd Court 33432-3720
                         Boca Raton, Florida (Zip Code)
                    (Address of principal executive offices)

                       Issuer's Telephone: (561) 368-1427
                   ------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                           Common (Title of Class)
                           -----------------------

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year.   None
                                                         -----------

Aggregate market value of voting equity held by non-affiliates as of April 30, 2002: $2,000.00.

As of April 30, 2002, there are 1,950,000 shares of common stock outstanding. The issuer has no other classes of stock authorized.

Transitional Small Business Disclosure Format:     No
                                                --------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (a)    BUSINESS DEVELOPMENT

         The Company was originally formed under the name of MEDIA ADVISORY GORUP, INC., as a Florida corporation filed July 1,1998. The Company was assigned Document Number P98000058690.

         The Company was formed for the original purpose of providing various media consulting services. However, the Company never activated services and remained inactive. On September 24, 1999, the Company was administratively dissolved for failure to file an annual report.

         On July 6, 2001 an application for Corporation Reinstatement, together with payment of applicable fees, was filed with the Florida Department of State. The Company was reinstated on July 23, 2001.

         On August 6, 2001 Articles of Amendment were filed with the Florida Department of State, changing the name to: I & E TROPICALS, INC. and changing the authorized capital stock of the Company to Fifty Million (50,000,000) shares of voting common stock at a par value of $.001 per share.

         The Company has received a certification from the Florida Department of State that I & E TROPICALS, INC. has paid all fees due that office through December 31, 2001, that its most recent annual report/uniform business report was filed on July 23, 2001 and its status is active.

         See Exhibit 2(i) commencing on Page E-1 for the Articles of Incorporation, the Reinstatement of MEDIA ADVISORY GROUP, INC., the Articles of Amendment to the Articles of Incorporation of MEDIA ADVISORY GROUP, INC. and the certification of status for I & E TROPICALS, INC.

         The Bylaws of the Company are included as Exhibit 2(ii) commencing at Page E-10.

         (b)      BUSINESS OF ISSUER

         The primary business of I & E Tropicals. Inc. is the export/import of exotic marine life from the Bahamas to the Company in Florida and the subsequent sale of these exotic fishes to wholesalers and/or directly to end-use customers.

         The principal products of this Company will be certain Bahamian tropical fish, a listing of which is included herein. Upon their receipt in Florida, the imported fish will be sold to wholesale dealers throughout the United States and internationally. In addition, the Company may consider a branch operation to sell these fish directly to the retail public.

                             BAHAMIAN TROPICAL FISH
                      LIST OF SPECIES SUGGESTED FOR EXPORT

COMMON NAME                         SCIENTIFIC NAME          SIZE LIMIT (INCHES)

Queen Angelfish                     Holocanthus cIiaris                2.5 - 8
French Angelfish                    Pomaoanthus paru                   2 - 8
Black Angelfish                     Pomacanthus areuatus               2 - 8
Rock Beauty                         Holocanthus tricolor               2 - 5
Pygmy Angel                         Centropyge Argi                    1 - 3
Royal Gramma Basslet                Gramma loreto                      1 - 3
Blackcap Basslet                    Gramma melacara                    1 - 4
Bank Butterfly                      Chaetodon aya                      2 - 5
Longnose Butterfly                  Chaetodon aculeatus                2 - 4
Jewel Damselfish                    Microspathydon chrysurus           1 - 3
Queen triggerfish                   Balistes vetula                    2 - 6
Hamlets                             Hyploplectrus sp                   2 - 5
Colden Coney                        Cephalopholis fulva                3 - 6
Sargassum Triggerfish               Xanthichthys ringens               3 - 8
Spanish Hogfish                     Bodianus rufus                     2 - 6
Pearly Jawfish                      Opistognathus aurifrons            2 - 4
Sharknose Gobi                      Gobiosoma eveiynae                 1 - 2
Sailfin Blenny                      Emblemana pandionis                1 - 2
Blue Chromis                        Chromis cyanea                     1 - 3
Swissguard Basslet                  Liopropoma Rubre                   1 - 4
Ridgeback basslet                   Liopropoma mowbrayi                1 - 4
Goldentail Moray Eel                Muraena miliaris                   6 - 12
Chainlink Moray Eel                 Echidna Catenata                   6 - 12
Blue Tang                           Acanthurus coerulus                2 - 6
Jack knife                          Equetus lanceolatus                4 - 6
Red Spot Hawkfish                   Amblycirrhitus pinos               1 - 3

         The fish, as collected, will be stored at the collecting station and will be shipped to the United States on a weekly basis by air transport.

                  Distribution Procedures and Licenses Required
                  ---------------------------------------------

         The first step in the distribution process will be the creation of a corporation formed in the Commonwealth of The Bahamas as an International Business Company. The Company will also secure a Bahamian consulting company to act as the Bahamian corporation's agent and to have the "License to Export/Import Fishery Resource" under Regulation 66(2) of Bahamian law, issued to that consulting corporation.

         Once the license under Bahamian Regulation 66(2) is issued the consulting company, I & E Tropicals will become fully operational from the standpoint of licensing requirements. There are no other licenses required by the Bahamian government and there are no licenses required by the United States or by the State of Florida. Further, environmental or endangered species laws do not apply to tropical fish imported into the United States. Restrictions in this area apply only to fish collected within the jurisdiction of the United States.

         The fish, once collected by divers in the Andros reef waters, will be brought to the collecting station. The fish will then be placed into oxygenated plastic bags, which will be placed into styrofoam-lined plastic containers. These containers will be delivered to a local airport and transported to the State of Florida by air transport. The fish are then collected at the Florida airport where the fish arrive, directly by the wholesale dealers who are purchasing them from the Company.

         The Company is not aware of any other entity that is supplying tropical fish from the waters off Andros island to wholesale dealers in the State of Florida or otherwise. The Company plans to sell all of its collected fish directly to wholesale dealers. Wholesale dealers have stated that they will purchase all tropical fish from the Andros waters that I & E Tropicals can supply.

                                  Site Location
                                  -------------

         The Company intends to lease a building located at Deep Creek on Andros Island, Bahamas. This building will serve as the collection station and the base for diving operations. The preliminary agreement for the lease of this building is as follows:

         (1)      The lease will be for three years at a rate of $1,000 U.S.
                  monthly.

         (2) A security deposit of $2,500 will be paid when the lease is signed.

         (3) The lease contains a right of renewal at the same base rate for an additional three year period.

                              Collection Operations
                              ---------------------

         The dive operations will be supervised by Brett DeWees, President of the Company. It is anticipated that two Bahamians will be employed.

         At the present time, the Company has no employees, other than the President.

Competitive Business Conditions: Company's Competitive Industry Position:
Scope of Industry and Source of Supply

         On a combined basis, the tropical fish industry (wholesalers and retailers) is reported to have annual sales in the billion-dollar category. In specific terms relating to the proposed activities of the Company in South Florida, the wholesale dealers with whom the Company plans to transact its business have annual sales into the millions. This information is based upon direct research by the Company. As stated by the Marine Aquarium Council, an international non-profit company concerned with tropical fish conservation, "There is little or no reliable information on amounts, kinds and trends in the collection and trade of marine ornamentals."

         The primary activities of the Company center around collection of tropical fish in the Bahamas. The license to be issued will include the waters off Andros Island, the primary collecting area for the Company. More specifically, the collecting will be done in and around a barrier reef off the island that extends for approximately 100 miles and is reported to be the second longest such barrier reef in the world. For all practical purposes, this source of supply will be adequate for an indefinite period of time. This is especially true because at this time there no other fish-collecting operations known to be existing on Andros Island. Even if other such competitive operations should come into being, the source of supply should remain adequate.

         While the basic source of supply should remain unchanged, there are certain factors that could adversely affect the product flow of the Company:

                  The Bahamas are in the sub-tropic region and are subject tropical storms and hurricanes. These storms may disrupt the reefs to the extent that collection efforts could be delayed for years.

                  The collecting is obviously labor-intensive. The Company will employ local residents as divers. If the divers as hired should not work on a consistent basis, this will have the immediate effect of reducing the Company's export flow of tropical fish, with a corresponding decrease in revenues.

                  Mechanical repair capabilities on Andros Island are extremely limited. Breakdowns of the boat(s) engine(s) may require parts to be delivered from the United States, thus stopping all collections until those repairs are completed. The Company plans on stocking parts for the engine but this will be on a limited basis and will not offset major repairs.

                  The Company deals in living creatures that require careful handling to ensure their survival. If the fish are improperly packed or otherwise mishandled for transportation, the damage cannot be corrected.

         The Company will compete with all other suppliers of tropical fish to wholesalers in South Florida. In this regard, the following competitive and general risk factors must be considered:

                  Under its planned operations, the Company will sell its tropicals to wholesale dealers in South Florida. While all indications are that these dealers are stable there is the consideration that certain dealers will not continue their operations. A reduction in the availability of these wholesalers could have a major adverse impact on the Company in terms of its fish and the prices to be realized.

                  It must also be noted that the current prices paid by wholesale dealers for received tropical fish are paid on an arbitrary basis by the dealers and the nature of the business is such that the Company will not be in a position to continually compare dealer pricing.

                  While present conditions present a demand for the tropical fish exceeding the supply, there is no assurance that such favorable market conditions will continue. First, the fish the Company intends to sell to the dealers are also available in the waters off Florida and in most parts of the Caribbean. If a heavy supply of certain types of these fish are made available to the dealers, this will most likely result in a decrease in the volume of sales and will almost certainly result in a decrease in the prices paid by the wholesale purchasers.

                  It must be recognized that the major exporters of tropical fish are as follows: Indonesia, Philippines, Sri Lanka, and Fiji. Smaller amounts come from: other Pacific Islands, East Africa, Indian Ocean, and the Caribbean. If the demand for the purchase of certain tropical fish should become centered on those fish available only in areas outside of the Bahamas and Florida, this would have an immediate and adverse impact on Company sales.

Operational Status as of the End of the Current Fiscal Year: April 30, 2002.

         Prior to the end of this fiscal year, it was decided by the President that the Company should implement sales activities prior to the Bahamian operations commencing on an active basis. Accordingly, prior to the end of this fiscal year, the Company applied to the Florida Fish and Wildlife Conservation Commission for a statewide Commercial Saltwater Wholesale Dealer License. This license, issued pursuant to Chapter 370 of the Florida statutes, was granted to I & E Tropicals, Inc. as of the issue date of May 9, 2002. The dealer number is WD-8118.

         Subsequently, the Company acquired exotic saltwater tropical fish (obtained from Brett L. DeWees under his licenses) and commenced sales operations subsequent to the end of the fiscal year.


ITEM 2. DESCRIPTION OF PROPERTY

         The Company owns no real property, nor does it have any leasehold interests at this time.

         The Company executive offices are provided, without payment of rent at this time at 270 NW 3rd Court, Boca Raton, Florida. This address is the location of the offices of Ledyard H. DeWees, P.A., the law firm representing I & E Tropicals, Inc. which has agreed to provide office space and secretarial assistance without charge.

         The Company contemplates acquiring a leasehold interest in certain improved property on Andros Island in the Bahamas to serve as a collecting station for its fish collecting activities. It has no intention to acquire ownership of any real property.


ITEM 3.  LEGAL PROCEEDINGS

         There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and/or its director.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      MARKET INFORMATION

         There is no public trading market for the Company's stock and management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker regarding a public market for the stock.

         On July 15, 1998 the sole Director of the Company authorized the issuance of founders stock to Ledyard DeWees and Carolyn O'Brien in the amounts of 2,500 shares each. This stock was issued in exchange for services rendered as permitted under Florida law by Florida Statute 607.0621. Subsequently, on August 1, 1998 the shares issued to Ledyard H. DeWees were surrendered in exchange for the issuance of 1,250 shares to Ledyard H. DeWees and 1,250 shares (as a gift) to his daughter, Kimberly DeWees. Likewise, the shares issued to Carolyn C, O'Brien were surrenderd in exchange for the issuance of 1,250 shares to Carolyn
C. O'Brien and 1,250 shares (as a gift) to her daughter, Erin 0'Brien.

         (b)      HOLDERS

         There are 26 shareholders of record of the Company's common stock.

         (c)      DIVIDENDS

         The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

         (d)      RECENT SALES OF UNREGISTERED SECURITIES

         On September 1, 2001, the Company elected to offer for sale 2,000,000 shares of its common stock at $.01 per share. The offering was conducted under Rule 504 of Regulation D, as promulgated by the Securities & Exchange Commission. All sales were conducted under a Subscription Agreement, a copy of which is included here as Exhibit 4 at Page E-30.

         Pursuant to the requirements of this Regulation D offering, Form D was filed with the Securities and Exchange Commission on October 23, 2001.

         Regarding this offering, the following additional information is submitted:

(1) All sales were conducted by officers of the Company and no commissions were paid.

(2) Sales to date have been made to 22 individuals for a total of 1,450,000 shares. All sales were for cash, with total payments of $14,500. All proceeds were paid directly to the Company without escrow. All proceeds were received by the Company on a net basis - there being no charges against the sales.

(3) This offering has been terminated by the action of the board of directors.

ITEM 6.  PLAN OF OPERATION

         It has been estimated that $125,000 will be required to provide the necessary funds to complete the first year of operation on Andros Island in the Bahamas. To meet this cash requirement the Company plans to sell convertible promissory notes totaling $120,000 and fund the balance of its cash requirements from cash on deposit.

         Prior to the start of the planned Bahamian operations, the Company has obtained a license to wholesale saltwater products, statewide, from the State of Florida. The Company has subsequently, following the end of the fiscal year ended April 30, 2002, commenced sales of exotic fish in South Florida.


ITEM 7.  FINANCIAL STATEMENTS

         Attached audited financial statements for I & E TROPICALS, INC. for the period ended April 30, 2002 are submitted in compliance with Item 310 of Regulation S-B.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has not changed accountants during the previous two year period to the date of this registration statement and there are no disagreements with the findings of said accountants.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (a)    IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name                                     Age               Position

Brett L. DeWees                           36         Sole Director, President

         Brett DeWees was named as the sole Director and President the Company on April 1, 20O1. The Bylaws of the Company (Article III, Section 2) provide a requirement for one director and a maximum of seven directors, subject to amendment to the Articles of Incorporation.

         He purchased 1,000,000 shares of the common stock of the Company on October 15, 2001 acquiring voting control of the Company. He would be considered as a Promotor of the Company.

         For over the past five years Brett DeWees has operated as a sole proprietor in the fishing, diving, and fish-collecting business. He holds a United States Coast Guard Captain's license (#709388) and he also holds a Saltwater Products License (#SP-60840) issued by the State of Florida, Department of Environmental Protection. The license has an RS (Restricted Species) endorsement and a ML-862 (Marine Life) endorsement.

         The business operations of Brett DeWees as a sole proprietor are completely separate from the supervisory and administrative responsibilities that Mr. DeWees will undertake when the necessary funding is obtained for I & E Tropicals to become operational as a going business. Upon such time as the Company becomes operational Mr. DeWees will terminate his sole proprietorship activities and will become a full-time president of the Company.

         (b)    IDENTIFY SIGNIFICANT EMPLOYEES

         Brett DeWees is the only employee of the Company at this time. As previously explained, he will, become a full-time employee when the Company becomes operational and will devote his entire work schedule to the activities of I & E Tropical.

         The Company intends to hire two additional employees (divers) when diving operations are able to commence.

         (c)    FAMILY RELATIONSHIPS

         Not applicable.

         (d)    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

         (a)   GENERAL

         Brett L. DeWees is President and sole Director of the Company. There are no other officers and there are no other employees. Mr. DeWees has never received any compensation for services rendered to the Company and no compensation is being accrued on the books of the Company.

         It is anticipated that upon such time as funding is obtained which will allow the Company to be operational, Mr. DeWees will receive an initial payment (as compensation) for his services to the Company to that time and will thereafter draw a salary from the Company. No plans have been finalized as to the amounts to be paid. However, it is contemplated that the salary will commence at a low rate (not exceeding $2,000 monthly) and will be increased as sales and subsequent profits increase.

         (b)   SUMMARY COMPENSATION TABLE

         Not applicable. No executive compensation plan is under consideration.

         (c)   OPTION/SAR GRANTS TABLE

         Not applicable.

         (d) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTIONS/SAR VALUE TABLE

         Not applicable.

         (e)    LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

         Not applicable.

         (f) COMPENSATION OF DIRECTORS

         There are no arrangements whatsoever pertaining to compensation for the sole director.

         (g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Not applicable.

         (h)    REPORT ON REPRICING OF OPTIONS/SAR's

         Not applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         None

         (b)  SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities.

                          Name and Address        Amount and Nature    Percent
Title of Class          of Beneficial Owner      of Beneficial Owner   of Class
--------------          ------------------       --------------------  --------

Common                 Brett L. DeWees                1,000,000          51.28
                       737 SE 1st Way, Apt. 107
                       Deerfield Beach, FL 33441

Common                 Kimberly DeWees                  125,000           6.41
                       737 SE 1st Way, Apt. 100
                       Deerfield Beach, FL 33441

Common                 Bonnie Irby                      250,000          12.82
                       737 SE 1st Way, Apt 107
                       Deerfield Beach, FL 33441

Common                 Ledyard H. DeWees                125,000           6.41
                       270 NW 3rd Court
                       Boca Raton, FL 33432

Common                 Carolyn O'Brien                  125,000           6.41
                       270 NW 3rd Court
                       Boca Raton, FL 33432

Common                 Erin O'Brien                     125,000           6.41
                       6845 NW 29th Avenue
                       Fort Lauderdale, FL 33309

Notes to security ownership:

        All shares listed above are owned directly. There are no further stock rights of any type or kind.

        Brett DeWees is the adult son and Kimberly DeWees is the adult daughter of Ledyard H. DeWees. Erin O'Brien is the adult daughter of Carolyn O'Brien. There are no other legal relationships among the above listed owners.

         (c)   SECURITY OWNERSHIP OF MANAGEMENT

         The following information lists, as to each class, equity securities beneficially owned by all directors, and of the directors of the issuer, as a group.

                   Name and Address        Amount and Nature          Percent of
Title of Class    of Beneficial Owner     of Beneficial Owner            Class
--------------    ------------------      -------------------         ----------

Common             Brett L. DeWees             1,000,000                 51.28
                   737 SE 1st Way
                   Apt. 107
                   Deerfield Beach, FL 33441


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) TRANSACTIONS WITH PROMOTERS

         Brett DeWees is the only promoter of the Company. He has never received anything of value, tangible or intangible, directly or indirectly, from the Company.

         Brett DeWees is the owner of 1,000,000 shares of the common stock of the Company. As part of an offering of stock by the Company under Rule 504, as approved September 1,2001, Brett DeWees purchased his 1,000,000 shares on October 15, 2001 for a cash payment to the Company at the offering price of $.0l. per share for a total payment of $10,000.00.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) INDEX TO EXHIBITS

         Exhibit Number  Page Number  Description

         3(i)(a)             E-1            *Articles of Incorporation
                                             of Media Advisory Group, Inc.

         3(i)(b)             E-6            *Certification of
                                             Reinstatement

         3(i)(c)             E-7            *Articles of Amendment
                                             changing name to I & E
                                             Tropicals, Inc.

         3(i)(d)             E-9            *Certification of status of I
                                             & E Tropicals, Inc.

         3(ii)               E-10           *Bylaws of I & E Tropicals,
                                             Inc.

         99                  E-30           *Subscription Agreement

*Incorporated by reference to Form 10-SB/A2(4).

         (b) REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     I & E TROPICALS, INC.,
Date: June 10, 2002                                  By: /s/ Brett L. DeWees
                                                      --------------------
                                                       Brett L. DeWees
                                                       President and Director

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2002

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)


                                    CONTENTS


                                                                     PAGE

Independent Auditor's Report ................................        F-1

Financial Statements:

 Balance Sheet ..............................................        F-2

 Statements of Operations ...................................        F-3

 Statement of Changes in Stockholders'  Equity ..............        F-4

 Statements of Cash Flows ...................................        F-5 to F-6

 Notes to Financial Statements ..............................        F-7 to F-10

EARL M. COHEN, C.PA., P.A.
2905 N.W. Boca Raton Boulevard
Suite 202
Boca Raton, FL  33431

                          INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
I & E Tropicals, Inc.

We have audited the accompanying balance sheet of I & E Tropicals, Inc. (F/K/A Media Advisory Group, Inc.) (a development stage company), as of April 30, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 2002 and 2001 and for the period from July 1, 1998 (inception) through April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I & E Tropicals, Inc. (F/K/A Media Advisory Group, Inc.) (a development stage company) as of April 30, 2002, and the results of its operations and its cash flows for the years ended April 30, 2002 and 2001 and for the period from July 1, 1998 (inception) through April 30, 2002 in conformity with accounting principles generally accepted in the United States.



May 22, 2002
Boca Raton, Florida

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 APRIL 30, 2002



                                     ASSETS

CURRENT ASSETS
 Cash .............................................................    $    330
 Loans receivable - stockholder ...................................      11,000
                                                                       --------

TOTAL ASSETS ......................................................    $ 11,330
                                                                       ========




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Due to stockholder ...............................................    $  1,173
                                                                       --------

STOCKHOLDERS'  EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 1,950,000 shares issued
  and outstanding .................................................       1,950
 Additional paid-in capital .......................................      17,550
 Deficit accumulated during the development stage

                                                                         (9,343)

         Total Stockholders'  Equity (Deficit) ....................      10,157
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY
(DEFICIT) .........................................................    $ 11,330
                                                                       ========













                Read accompanying Notes to Financial Statements.
                                       F-2

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                   July 1, 1998
                                   Year Ended      Year Ended       (Inception)
                                    April 30,       April 30,      to April 30,
                                     2002             2001              2002
                                     ----             ----              ----

REVENUES                             $ -              $ -              $   -

EXPENSES
 General and  administrative         4,343             -                 9,343
                                     -----            -----              ------

NET (LOSS)                        $ (4,343)           $ -              $(9,343)
                                  ========            ==               =======

(LOSS) PER SHARE                  $ -                 $ -
                                  ========           =======

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                1,286,877         500,000
                                    =========         =======
















                Read accompanying Notes to Financial Statements.
                                       F-3

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2002



                                                                                  Deficit
                                                                                Accumulated
                                 Common Stock              Additional            During the
                             Number of      Par            Paid-In             Development
                              Shares       Value           Capital                Stage           Total
                              -------      ----------    ------------         --------------   -----------



July 15, 1998 - Common
shares issued to
founders for
services rendered
(after retroactive
adjustment to reflect
100 to 1 stock split)       500,000     $ 500              $ 4,500                $  --      $    5,000

Net (loss)                    --          --                  --                 (5,000)         (5,000)
                             ------     ------              ------               ------          ------


Balance - April 30, 1999    500,000       500               4,500                (5,000)           --

Net (loss)                   --            --                 --                   --              --
                          ------         ------            ------                ------           ------


Balance - April 30, 2000    500,000       500               4,500                (5,000)           --

Net (loss)                    --           --                 --                   --
                            ------        ------            ------               ------


Balance - April 30, 2001    500,000       500               4,500                (5,000)           --
Septmber 2001 - Common
 shares
 issued for cash            140,000       140               1,260                   --             1,400
October 2001 - Common shares
 issued for cash          1,310,000     1,310              11,790                   --            13,100

Net (loss)                      --       --                  --                  (4,343)          (4,343)
                             ------    ------              ------                 ------           ------
Balance - April 30, 2002  1,950,000    $ 1,950            $ 17,550              $ (9,343)      $  10,157
                          =========    =======            ========              ========       =========







                Read accompanying Notes to Financial Statements.
                                       F-4

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW

                                                                                                     July 1, 1998
                                                                        Year Ended   Year Ended      (Inception)
                                                                         April 30,   April 30,        to April 30,
                                                                           2002        2001              2002
                                                                           ----        ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) ............................................................   $ (4,343)   $   --     $ (9,343)
 Adjustments to reconcile net loss to cash used in operating activities:
    Common shares issued for services
     rendered ..........................................................       --          --        5,000
                                                                           --------    --------   --------

NET CASH USED IN OPERATING ACTIVITIES ..................................     (4,343)       --       (4,343)
                                                                           --------    --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder ............................    (12,000)       --      (12,000)
 Repayments of loans receivable - stockholder ..........................      1,000        --        1,000
                                                                           --------    --------   --------

NET CASH USED IN INVESTING ACTIVITIES ..................................    (11,000)       --      (11,000)
                                                                           --------    --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock ..............................................     14,500        --       14,500
 Increase in amount due to stockholder .................................      1,173        --        1,173
                                                                           --------    --------   --------

NET CASH PROVIDED BY
  FINANCING ACTIVITIES .................................................     15,673        --       15,673
                                                                           --------    --------   --------

NET INCREASE IN CASH ...................................................        330        --          330
CASH - BEGINNING .......................................................        --         --          --
                                                                               ----      -----        ----
CASH - ENDING ..........................................................   $    330    $   --     $    330
                                                                           ========    ========   ========






                Read accompanying Notes to Financial Statements.
                                       F-5

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                                   STATEMENTS
                                  OF CASH FLOW






                                                                   July 1, 1998
                                 Year Ended       Year Ended        (Inception)
                                  April 30,        April 30,       to April 30,
                                    2002             2001               2002
                                    ----             ----               ----


SUPPLEMENTAL DISCLOSURE OF
 NONCASH INVESTING  AND
 FINANCING ACTIVITIES:
 Common shares issued for
 services
 rendered.                         $  -             $    -            $ 5,000
                                   =======          ========           =======















                Read accompanying Notes to Financial Statements.
                                       F-6

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002



NOTE 1.  ORGANIZATION

                  I & E Tropicals, Inc. (formerly known as Media Advisory Group, Inc. ) was incorporated on July 1, 1998 under the laws of the State of Florida originally to provide media consulting services. On August 6, 2001, the Articles of Incorporation were amended to change the name to I & E Tropicals, Inc. In addition, the company changed its business plan to the importing and exporting of exotic marine life. The company's headquarters is in Boca Raton, Florida.

                  The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

                  On May 9, 2002, the Company received its wholesale saltwater products license and began operations.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Income Taxes

                  Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -----------------------------------------------------

                  (Loss) Per Share

                  (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

                  Statement of Cash Flows

                  For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

NOTE 3.  INCOME TAXES

                  As of April 30, 2002 and 2001, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:

                                                         2002            2001
                                                         ----            ----

                    Start-up expenditures              $1,700            $900
                    Less: Valuation allowance          (1,700)           (900)
                                                       ------            ----

                    Net deferred income tax asset        $ -           $     -
                                                       ======           ======

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002



NOTE 3.  INCOME TAXES (CONTINUED)
         -----------------------

                  During the year ended April 30, 2002, the valuation allowance increased by $800.

                  The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:
                                                               2001      2000

                    Tax (benefit) at federal statutory rate (15.00)% (15.00)% State tax (benefit), net of
                     federal benefit                          (3.63)    (3.63)
                    Valuation allowance                       18.63      18.63
                                                             ------     ------

                    Tax provision (benefit)                   00.00%     00.00%
                                                              ======     ======

NOTE 4.  CAPITAL STOCK

                  The Company had originally 5,000 common shares authorized, issued and outstanding with a par value of $1 per share. On August 2, 2001, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000 and to decrease the par value to $.001 per share. In addition, on September 1, 2001, the Board of Directors approved a 100 to 1 stock split. As a result of the stock split, the original 5,000 common shares issued and outstanding with a par value of $1 per share as of the date of inception have been retroactively adjusted to 500,000 common shares with a par value of $.001 per share.

                  On September 1, 2001, the Company offered 2,000,000 common shares for sale at $.01 per share under Rule 504 of Regulation D of the Securities Act of 1933. Subsequent to April 30, 2001, 1,450,000 common shares were sold for cash totaling $14,500.

                  As of April 30, 2002, 1,950,000 common shares were issued and outstanding.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002



NOTE 5.  RELATED PARTY TRANSACTIONS

                  Loans Receivable - Stockholder

                  Loans receivable - stockholder represents non-interest bearing advances expected to be repaid within the next twelve months.Subsequent to April 30, 2002, repayments of $2,000 were made.

                  Due to Stockholder

                  Due to stockholder represents payments made for corporation fees and supplies on behalf of the Company. The amount due to stockholder is expected to be repaid within the next twelve months.