Form 10QSB
period 2002-07-31
I & E TROPICALS INC
filed 2002-09-17
CIK 1163732

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D  20549

                                  FORM  10-QSB

                   Quarterly  Report  Under  Section  13  or  15(d)
                     of  the  Securities  Exchange  Act  of  1934
                  for  the  quarterly  period  ended  July  31,  2002

                             Commission  File  Number

                                    0-33473

                              I  &  E  TROPICALS,  INC.
                 (Name  of  Small  Business  Issuer  in  its  charter)

            FLORIDA                               65-1138291
(State  or  other  jurisdiction  of     (LR  Employer  Identification  No
Incorporation  or  organization)

270  NW  3  Court                                     33432-3720
Boca  Raton,  Florida                                (Zip  Code)
(Address  of  principal  executive  offices)

                       Issuer's  Telephone:  (561)  368-1427
                      --------------------------------------

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

                As  of  July  31,  2002,  there  are  1,950,000  shares
                 of  common  stock  outstanding.  The  issuer  has  no
                       other  classes  of  stock  authorized.

                     Transitional  Small  Business  Format:  No
                                                            ----


                          PART 1. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL  STATEMENTS

     Unaudited financial statements for I & E Tropicals, Inc. as of the fiscal quarter ended July 31, 2002 are submitted in compliance with item 310(b) of Regulation S-B.


                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEET
                                  JULY 31, 2002
                                  (UNAUDITED)


                                     ASSETS
                                    --------
CURRENT ASSETS

 Cash                                                    $    367
 Loans receivable - stockholder                             9,000
                                                        ----------
Total Current Assets                                     $  9,367
                                                        ==========



LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Due to stockholder                                     $  1,173
                                                        ----------


STOCKHOLDERS EQUITY
 Common stock, $.001 par value, 50,000,000
  shares authorized, 1,950,000 shares
  issued and outstanding                                    1,950
 Additional paid-in capital                                17,550
 Deficit accumulated during the development
  stage                                                   (11,306)
                                                        ----------


Total Stockholders Equity                                   8,194
                                                        ----------


TOTAL STOCKHOLDERS EQUITY                                $  9,367
                                                        ==========

                Read accompanying Notes to Financial Statements.
                                       F-1


                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Period  From
                                                                       July  1,  1998
                                                    Three  Months        (Inception)
                                                   Ended  July  31,      To  July  31,
                                                  2002         2001         2002
                                            ------------  ------------  --------------

REVENUES                                     $       735   $      -        $   735

EXPENSES
 General and administrative                        2,698          -          12,041
                                            ------------  ------------  --------------

NET (LOSS)                                   $    (1,963)  $      -        $(11,306)
                                            ============  ============  ==============
(LOSS) PER SHARE                             $         -   $      -
                                            ============  ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                            1,950,000    500,000
                                            ============  ============



                Read accompanying Notes to Financial Statements.
                                      F-2


                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                    Period  From
                                              Three               Three             July  1,1998
                                          Months  Ended       Months  Ended         (Inception)
                                            July  31,            July  31,          to  July  31,
                                              2002                2001                  2002
                                           ---------------- -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net (loss)                                   $(1,963)             $-                $(11,306)
 Adjustments to reconcile net loss to
  cash (used in) operating activities:
    Common shares issued for services
     Rendered                                       -               -                   5,000
                                           ---------------- -------------------  ------------------

NET CASH (USED IN) OPERATING ACTIVITIES        (1,963)              -                  (6,306)
                                           ---------------- -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder         -               -                (12,000)
 Repayment of loans receivable - stockholder    2,000               -                  3,000
                                           ---------------- -------------------  ------------------

NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                     2,000               -                 (9,000)
                                           ---------------- -------------------  ------------------



CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                           -               -                 14,500
 Increase in amount due to stockholder              -               -                  1,173
                                           ---------------- -------------------  ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           -               -                 15,673
                                           ---------------- -------------------  ------------------



NET INCREASE IN CASH                               37               -                    367
CASH - BEGINNING                                  330               -                      -
                                           ---------------- -------------------  ------------------

CASH - ENDING                                    $367              $-                   $367
                                           ================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services rendered      $  -              $-                 $5,000
                                           ================  ==================  ==================




                Read accompanying Notes to Financial Statements.
                                      F-3

                              I & E TROPICALS, INC.
                        (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE  1.     ORGANIZATION
             ------------

I & E Tropicals, Inc. (formerly known as Media Advisory Group, Inc.) was incorporated on July 1, 1998 under the laws of the State of Florida. The company is engaged in the importing and exporting of exotic marine life. The companys headquarters is in Boca Raton, Florida.

The Company has little revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Companys product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

On May 9, 2002, the Company received its wholesale saltwater products license and began operations.

NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
             ----------------------------------------------


BASIS  OF  PRESENTATION
-----------------------

The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Companys financial statements and notes thereto for the year ended April 30, 2002, included in the Companys Form 10-KSB as filed with the SEC.

                                      F-4


                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2002



NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
             ----------------------------------------------------------

REVENUE  RECOGNITION
--------------------

Sales of exotic marine life are recognized upon delivery to the customer.

(LOSS)  PER  SHARE
------------------

(Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

USE  OF  ESTIMATES
------------------

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

NOTE  3.     CAPITAL  STOCK
             --------------

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


                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2002



NOTE  3.     CAPITAL  STOCK
             --------------

On September 1, 2001, the Company offered 2,000,000 common shares for sale at $.01 per share under Rule 504 of Regulation D of the Securities Act of 1933. 1,450,000 common shares were sold for cash totaling $14,500.

As  of  July  31,  2002,  1,950,000  common  shares were issued and outstanding.





                                      F-6

ITEM  2.     PLAN  OF  OPERATION

     It has been estimated that $125,000 wiH be required to provide the necessary funds to complete the first year of operation on Andros Island in the Bahamas. To meet this cash requirement the Company plans to sell convertible promissory notes totaling $120,000 and fund the balance of its cash requirements from cash on deposit and sales of exotic fish.

     Prior to the start of the planned operations, the Company has obtained a license to wholesale saltwater products, statewide, from the State of Florida. The Company has subsequently, in this fiscal quarter, commenced sales of exotic fish in South Florida, The Company intends to continue these South Florida operations for an indefinite period of time.






                                        -2-


                          PART II - OTHER INFORMATION

ITEMS  1-5  NOT  REQUIRED

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a) Exhibits 3(i) and (ii) are incorporated into this filing by reference to Exhibits 2(i) and 2 (iii) as filed in Part III of Form IOSB as filed with the Securities and Exchange Commission.


(b)  Reports  on  Form  8-K

     None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                        I  &  E  TROPICALS,  INC.

Date:     September  5.  2002           By:  Brett  DeWees /s/
                                           -------------------
                                        President





                                      -3-




EXHIBIT 99.1

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

     In connection with the accompanying Quarterly Report on Form 1 0-QSB of I & E Tropicals, Inc. for the quarter ended July 31, 2002, I, Brett DeWees , President, Chief Executive Officer and Chief Financial Officer of I & E Tropicals, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     1. such Quarterly Report on Form 10-QSB for the quarter ended July 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in such Quarterly Report on Form 10-QSB for the quarter ended July 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of I & E Tropicals, Inc.


                                             By:  Brett  DeWees
                                               --------------------
                                             /s/  Brett  DeWees
                                               --------------------
                                             President,  Chief Executive Officer
                                             and  Chief  Financial  Officer