Form 10QSB
period 2002-10-31
I & E TROPICALS INC
filed 2002-12-13
CIK 1163732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the quarterly period ended October 31, 2002

                             Commission File Number

                                    0-33473

                              I & E TROPICALS, INC.
                 (Name of Small Business Issuer in its charter)


     FLORIDA                                             65-1138291
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or organization)

        270 NW 3rd Court                                       33432-3720
       Boca Raton, Florida                                     (Zip Code)
(Address of principal executive offices)

                       Issuer's Telephone: (561) 368-1427
                   ------------------------------------------

                       APPLICABLE ONLY TO CORPORATE ISSUERS

               As of October 31, 2002, there are 1,950,000 shares
                 of common stock outstanding.  The issuer has no
                       other classes of stock authorized.

                   Transitional Small Business Format:     No
                                                           -----

                         PART I   FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS

     Unaudited financial statements for I & E Tropicals, Inc. as of the fiscal quarter ended October 31, 2002 are submitted in compliance with Item 310(b) of Regulation S-B.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                OCTOBER 31, 2002
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT  ASSETS

 Cash                                        $    768
 Loans receivable - stockholder                 8,000
                                             ---------

  Total Current Assets                       $  8,768
                                             =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

CURRENT  LIABILITIES

 Accounts payable                            $    300
 Note payable                                   3,000
 Due to stockholder                             1,173
                                             ---------

Total Current Liabilities                       4,473
                                             ---------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000
  shares authorized, 1,950,000 shares
  issued and outstanding                        1,950
 Additional paid-in capital                    17,550
 Deficit accumulated during the development
  stage                                       (15,205)
                                             ---------

Total Stockholders' Equity                      4,295
                                             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  8,768
                                             =========



                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                                                                Period  From
                                                                                July  1,  1998
                                      Three Months           Six Months          (Inception)
                                   Ended October 31,      Ended October 31,     To October 31,
                                   2002       2001        2002       2001            2002
                               ------------------------------------------------------------------
REVENUES                            $-       $-           $735     $    -        $    735

EXPENSES
 General and administrative       3,899      1,173       6,597      1,173          15,940
                              ----------- ----------- --------- ------------- -----------

NET (LOSS)                       (3,899)   $(1,173)    $(5,862)   $(1,173)       $(15,205)
                              =========== =========== ========= ============= ===========

(LOSS) PER SHARE                      -    $   -       $    -     $   -
                              =========== =========== ========= =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING            1,950,000    769,130   1,950,000    634,565
                              =========== =========== ========= =============



                Read accompanying Notes to Financial Statements.
                                      F-2

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW


                                                                                             Period From
                                                        Six                 Six              July 1, 1998
                                                     Months Ended         Months Ended       (Inception)
                                                      October 31,          October 31,      to October 31,
                                                        2002                 2001               2002
                                               ----------------------  ----------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                             $(5,862)            $(1,173)            $(15,205)
Adjustments to reconcile net loss to
cash (used in) operating activities:
Common shares issued for services
    rendered                                              -                   -                  5,000
   Increase in accounts payable                           300                 -                    300
                                               ----------------------  ----------------- -------------------
NET CASH (USED IN) OPERATING ACTIVITIES                 5,562               (1,173)             (9,905)
                                               ----------------------  ----------------- -------------------



CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder                -                   -              (12,000)
 Repayment of loans receivable - stockholder              3,000                -                4,000
                                               ----------------------  ----------------- -------------------

NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                               3,000                -                8,000
                                               ----------------------  ----------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                  -                 14,500            14,500
 Increase in amount due to stockholder                     -                  1,173             1,173
 Proceeds of note payable                                 3,000                -                3,000
                                               ----------------------  ----------------- -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 3,000              15,673            18,673
                                               ----------------------  ----------------- -------------------
NET INCREASE IN CASH
CASH - BEGINNING                                            330                -                 -
                                               ----------------------  ----------------- -------------------

CASH - ENDING                                              $768             $14,500           $  768
                                               ======================  ================= ===================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Common shares issued for services rendered              $-                $ -               $5,000


                Read accompanying Notes to Financial Statements.
                                      F-3

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2002


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

NOTE 2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                           ------------------------------------------

BASIS OF PRESENTATION
-------------------------

The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2002, included in the Company's Form 10-KSB as filed with the SEC.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             OCTOBER  31,  2002

NOTE  2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
             ----------------------------------------------------------
(LOSS)  PER  SHARE
------------------

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

NOTE  3.     NOTE  PAYABLE
             -------------

The note payable bears interest at 5% and is repayable on demand. The note is unsecured.

NOTE  4.     CAPITAL  STOCK
             --------------

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

On September 1, 2001, the Company offered 2,000,000 common shares for sale at $.01 per share under Rule 504

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2002

NOTE  4.     CAPITAL  STOCK  (CONTINUED)
             --------------------------

of Regulation D of the Securities Act of 1933. 1,450,000 common shares were sold for cash totaling $14,500.

As  of  October  31,  2002, 1,950,000 common shares were issued and outstanding.

ITEM  2.     PLAN  OF  OPERATION

     As of the end of the fiscal quarter ending October 31, 2002, the Company has determined that its planned operations for the collection of exotic fish in the Bahamas are cancelled. Instead, the Company plans to collect and sell exotic fish in the waters off South Florida.

     The Company intends to finance the intended South Florida operations by the sale of convertible promissory notes. However, at this time the amount of funding required for the revised operational plan has not been determined. In addition, the Company is in discussions regarding a possible joint venture with another entity which, if completed, will directly impact future cash requirements. Until these issues are resolved, the Company will remain inactive in terms of obtaining revenues. Interim cash needs are minimal and will be provided by loans from one or more stockholders.


ITEM  3.     CONTROLS  AND  PROCEDURE

     Brett DeWees is the President of the Company and is the sole director. He is the only executive officer and all reports to be filed with the Securities and Exchange Commission are signed by him alone. Consequently, it is the conclusion of the sole executive officer that reports filed or submitted under the Act (as specified in Regulation 240.13a-14(c) ) are his responsibility alone and that no other disclosure controls are applicable.

                          PART II  -  OTHER INFORMATION

ITEMS 1 -  5  -  NOT  REQUIRED

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a) Exhibits 3(i) and (ii) are incorporated into this filing by reference to Exhibits 2(i) and 2 (iii) as filed in Part III of Form 10SB as filed with the Securities and Exchange Commission.


     (b)     Reports on Form 8-K

             None



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


                                             I  &  E  TROPICALS,  INC.

Date:  December 10, 2002                 By: Brett DeWees   /s/
       -----------------                     ------------------------------
                                              President

EXHIBIT  99.1

     Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  CERTIFICATION
                                  -------------
     I, BRETT DeWEES, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of I & E Tropicals, Inc.

     2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent functions.

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     December  10,  2002

/s/  Brett  DeWees
Brett  DeWees
President  and  Sole  Certifying  Officer