Form 10QSB
period 2003-01-31
I & E TROPICALS INC
filed 2003-03-14
CIK 1163732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the quarterly period ended January 31, 2003

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS



               As of January 31, 2003, there are 1,950,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

     Transitional  Small  Business  Format:    No
                                             ----

PART  I   FINANCIAL  INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

     Unaudited financial statements for I & E Tropicals, Inc. as of the fiscal quarter ended January 31, 2003 are submitted in compliance with Item 310(b) of Regulation S-B.


                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2003
                                   (Unaudited)


                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                            $   204
 Loans receivable - stockholder                                    8,000
                                                                 -------

         Total Current Assets                                    $ 8,204
                                                                 =======




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable and accrued expenses                           $   776
 Note payable                                                      3,000
 Due to stockholder                                                1,173
                                                                 -------

         Total Current Liabilities                                 4,949
                                                                 -------

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value, 50,000,000
  shares authorized, 1,950,000 shares
  issued and outstanding                                           1,950
 Additional paid-in capital                                       17,550
 Deficit accumulated during the development
  stage                                                          (16,245)
                                                                 -------

         Total Stockholders' Equity                                3,255
                                                                 -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 8,204
                                                                 =======


                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Period From
                                                                                   July 1, 1998
                                      Three Months            Nine Months           (Inception)
                                    Ended January 31,       Ended January 31,       To January 31,
                                   2003          2002          2003           2002           2003
                                   ----          ----          ----           ----           ----
REVENUES                      $         -    $         -    $       735    $         -    $       735

EXPENSES
 General and administrative         1,040          2,123          7,637          3,296         16,980
                              -----------    -----------    -----------    -----------    -----------

NET (LOSS)                    $    (1,040)   $    (2,123)   $    (6,902)   $    (3,296)   $   (16,245)
                              ===========    ===========    ===========    ===========    ===========

(LOSS) PER SHARE              $         -    $         -    $         -    $         -
                              ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             1,950,000      1,950,000      1,950,000      1,073,043
                              ===========    ===========    ===========    ===========



                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                    Period From
                                                           Nine                  Nine               July 1,1998
                                                       Months Ended           Months Ended           (Inception)
                                                        January 31,           January 31,           to January 31,
                                                             2003                2002                   2003
                                                             ----                ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                              $ (6,902)             $ (3,296)             $(16,245)
 Adjustments to reconcile net loss to
  cash (used in) operating activities:
   Common shares issued for services
    rendered                                                    -                     -                 5,000
   Increase in accounts payable                               776                 1,040                   776
                                                         --------              --------              --------
NET CASH (USED IN) OPERATING ACTIVITIES                    (6,126)               (2,256)              (10,469)
                                                         --------              --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder                     -               (12,000)              (12,000)
 Repayment of loans receivable - stockholder                3,000                     -                 4,000
                                                         --------              --------              --------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                                 3,000               (12,000)               (8,000)
                                                         --------              --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                       -                14,500                14,500
 Increase in amount due to stockholder                          -                 1,173                 1,173
 Proceeds of note payable                                   3,000                     -                 3,000
                                                         --------              --------              --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   3,000                15,673                18,673
                                                         --------              --------              --------

NET (DECREASE) INCREASE IN CASH                              (126)                1,417                   204
CASH - BEGINNING                                              330                     -                     -
                                                         --------              --------              --------
CASH - ENDING                                            $    204              $  1,417              $    204
                                                         ========              ========              ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Common shares issued for services rendered             $      -              $      -              $  5,000
                                                         ========              ========              ========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2003



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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  Basis of Presentation
                  ---------------------

                  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2003



NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  ------------------------------------------------------

                  Basis of Presentation (Continued)
                  ---------------------------------

                  read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2002, included in the Company's Form 10-KSB as filed with the SEC.

                  (Loss) Per Share
                  ----------------

                  (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

                  Use of Estimates
                  ----------------

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

NOTE 3.           CAPITAL STOCK
                  -------------

                  The Company had originally 5,000 common shares authorized, issued and outstanding with a par value of $1 per share. On August 2, 2001, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000 and to decrease its par value to $.001 per share (a 100 to 1 stock split). As a result of the stock split, the original 5,000 common shares issued and outstanding with a par value of $1 per share as of the date of inception have

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2003



NOTE 3.           CAPITAL STOCK (CONTINUED)
                  -------------------------

                  been retroactively adjusted to 500,000 common shares with a par value of $.001 per share.

                  On September 1, 2001, the Company offered 2,000,000 common shares for sale at $.01 per share under Rule 504 of Regulation D of the Securities Act of 1933. 1,450,000 common shares were sold for cash totaling $14,500.

                  As of January 31, 2003, 1,950,000 common shares were issued and outstanding.

ITEM  2.     PLAN  OF  OPERATION

     As of the end of the fiscal quarter ending January 31, 2003, the Company has determined that its planned operations are to collect and sell exotic fish in the waters off South Florida.

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

     PART  II  -  OTHER  INFORMATION

ITEMS  1-  5  -  NOT  REQUIRED

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


                                            I  &  E  TROPICALS,  INC.


Date:             March  14,  2003          By:  /s/    Brett  DeWees
          ------------------------               --------------------------
                                                 President