Form 10KSB
period 2003-04-30
I & E TROPICALS INC
filed 2003-07-28
CIK 1163732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    for the Fiscal Year ended April 30, 2003

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

Securities registered under Section 12(g) of the Exchange Act:    Common
                                                              ----------------
                                                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year.        None
                                                         ----------------

Aggregate market value of voting equity held by non-affiliates as of April 30, 2003: $2,000.00.

                As of April 30, 2003, there are 1,950,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

Transitional Small Business Disclosure Format:     No

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (A)    BUSINESS DEVELOPMENT

         The Company was originally formed under the name of MEDIA ADVISORY GROUP, INC., as a Florida corporation filed July 1, 1998. The Company was assigned Document Number P98000058690.

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

         The Company filed the 2003 For Profit Corporation Uniform Business Report (UBR) with the Florida Department of State and paid the required fee. It's status is active

         See Exhibit 2(i) commencing on Page E-1 for the Articles of Incorporation, the Reinstatement of MEDIA ADVISORY GROUP, INC., the Articles of Amendment to the Articles of Incorporation of MEDIA ADVISORY GROUP, INC. and the certification of status for I & E TROPICALS, INC.

         The Bylaws of the Company are included as Exhibit 2(ii) commencing at Page E-10.

         (B)      BUSINESS OF ISSUER

         The original primary business of I & E Tropicals. Inc. was the import/.export of exotic marine life from the Bahamas to the Company in Florida and the subsequent sale of these exotic fishes to wholesalers and/or directly to end-use customers.

         As of the end of the fiscal quarter ending October 31, 2002, the Company determined that its planned operations for the collection of exotic fish in the Bahamas were cancelled due to a lack of anticipated funding. As an alternate, the Company planned to collect and sell exotic fish in the waters off South Florida.

         The Company intended to finance the South Florida operations by the sale of convertible promissory notes. However, funding required for the revised operational plan was not obtained. Although the Company has been in informal talks with other entities regarding a possible joint venture, nothing has actually been completed as of this filing. As a consequence, the Company is now inactive. Interim cash needs are minimal and will be provided by loans from one or more stockholders.

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

         (D)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY
                  COMPENSATION PLANS.

         None.

         (E)      RECENT SALES OF UNREGISTERED SECURITIES

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

         Regarding this offering, the following additional information is submitted:

         (a) All sales were conducted by officers of the Company and no commissions were paid.

         (b) Sales to date have been made to 22 individuals for a total of 1,450,000 shares. All sales were for cash, with total payments of $14,500. All proceeds were paid directly to the Company without escrow. All proceeds were received by the Company on a net basis - there being no charges against the sales.

         (c) This offering has been terminated by the action of the board of directors.


ITEM 6.  PLAN OF OPERATION

         (a)  PLAN OF OPERATION

         As previously stated in PART I, Item 1(b), I & E Tropicals, Inc. is inactive. Its only plan of operation for the next twelve months is to obtain funding to implement its south Florida operations or enter into some form of joint venture/merger with another company. The Company has no current employees and no consequential cash requirements.

         (b)      OFF-BALANCE SHEET ARRANGEMENTS

         Not applicable.

ITEM 7.  FINANCIAL STATEMENTS

         Attached audited financial statements for I & E TROPICALS, INC. for the period ended April 30, 2003 are submitted in compliance with Item 310 of Regulation S-B.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has not changed accountants during the previous two year period to the date of this registration statement and there are no disagreements with the findings of said accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (A)    IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME                                    AGE                       POSITION

Brett L. DeWees                         38                        Sole Director
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

         None

         (B)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities.


                         Name and Address                          Amount and Nature             Percent
Title of Class           of Beneficial Owner                       of Beneficial Owner           of Class
---------------------- ------------------------------------------ ----------------------------- --------------------
Common                 Brett L. DeWees                            1,000,000                      51.28
                       737 SE 1st Way, Apt. 107
                       Deerfield Beach, FL 33441
---------------------- ------------------------------------------ ----------------------------- --------------------
Common                 Kimberly DeWees                            125,000                          6.41
                       737 SE 1st Way, Apt. 100
                       Deerfield Beach, FL 33441
---------------------- ------------------------------------------ ----------------------------- --------------------
Common                 Bonnie Irby                                 250,000                      12.82
                       737 SE 1st Way, Apt 107
                       Deerfield Beach, FL 33441
---------------------- ------------------------------------------ ----------------------------- --------------------
Common                 Ledyard H. DeWees                           125,000                       6.41
                       270 NW 3rd Court
                       Boca Raton, FL 33432
---------------------- ------------------------------------------ ----------------------------- --------------------
Common                 Carolyn O'Brien                            125,000                       6.41
                       270 NW 3rd Court
                       Boca Raton, FL 33432
---------------------- ------------------------------------------ ----------------------------- --------------------
Common                 Erin O'Brien                               125,000                       6.41
                       6845 NW 29th Avenue
                       Fort Lauderdale, FL 33309
---------------------- ------------------------------------------ ----------------------------- --------------------

Notes to security ownership:

         o All shares listed above are owned directly. There are no further stock rights of any type or kind.

         o Brett DeWees is the adult son and Kimberly DeWees is the adult daughter of Ledyard H. DeWees. Erin O'Brien is the adult daughter of Carolyn O'Brien. There are no other legal relationships among the above listed owners.

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


ITEM 14.   CONTROLS AND PROCEDURE

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (A)   AUDIT FEES

         The aggregate fees billed and paid for the last two fiscal years total $6,075.00. These fees were paid for the audit of financial statements for the period from July 1, 1998 (Inception) through April 30, 2001; and for the year ending April 30, 2002. In addition, the fees included review of financial statements included in Form 10QSB for the periods ended January 31, 2002, July 31, 2002, October 31, 2002 and January 31, 2003.

         (B) AUDIT-RELATED FEES

         None.

         (C) TAX FEES

         The aggregate fees billed and paid in the last two fiscal years are $300.00. This fee was paid for the preparation of Form 1120 for the years ended April 30, 1999 and April 30, 2002, Form F-1120 Florida Corporate Income/Franchise Emergency Excise Tax Return for the years ended April 30, 1999 through April 30, 2002 and Florida intangible property tax return for 1999 through April 2002.

         (D) ALL OTHER FEES

         None. The audit committee consists of the President, who is the only officer.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               I & E TROPICALS, INC.,

DATE: July 21, 2003                            By: /s/ Brett L. DeWees
                                                 ------------------------------
                                               Brett L. DeWees
                                               President and Director

Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  CERTIFICATION

         I, BRETT DeWEES, certify that:

         1. I have reviewed this annual report on Form 10-KSB of I & E Tropicals, Inc.

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


Date:    July 21, 2003

/s/ Brett DeWees
Brett DeWees
President and Sole Certifying Officer

                                      I & E TROPICALS, INC.
                               (F/K/A MEDIA ADVISORY GROUP, INC.)

                                  (A Development Stage Company)

                                      FINANCIAL STATEMENTS

                                         APRIL 30, 2003

                                      I & E TROPICALS, INC.
                               (F/K/A MEDIA ADVISORY GROUP, INC.)
                                 (A Development Stage Company)


                                            CONTENTS


                                                                   PAGE

Independent Auditor's Report                                        F-1

Financial Statements:

Balance Sheet                                                       F-2

Statements of Operations                                            F-3

Statement of Changes in Stockholders'
Equity                                                              F-4

Statements of Cash Flows                                        F-5 to F-6

Notes to Financial Statements                                   F-7 to F-10

                          INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
I & E Tropicals, Inc.

We have audited the accompanying balance sheet of I & E Tropicals, Inc. (F/K/A Media Advisory Group, Inc.) (a development stage company), as of April 30, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 2003 and 2002 and for the period from July 1, 1998 (inception) through April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I & E Tropicals, Inc. (F/K/A Media Advisory Group, Inc.) (a development stage company) as of April 30, 2003, and the results of its operations and its cash flows for the years ended April 30, 2003 and 2002 and for the period from July 1, 1998 (inception) through April 30, 2003 in conformity with accounting principles generally accepted in the United States.


July 10, 2003
Boca Raton, Florida

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 APRIL 30, 2003




                                   ASSETS

CURRENT ASSETS
 Cash                                                                 $  346
 Loans receivable - stockholder                                        8,000
                                                                      ------

TOTAL ASSETS                                                          $8,346
                                                                      ======



                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                                        $5,000
 Accrued interest                                                         95
 Due to stockholder                                                    2,050
                                                                      ------

         Total Current Liabilities                                     7,145

STOCKHOLDERS' EQUITY                                                   1,201
                                                                      ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $8,346
                                                                      ======


                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                     July 1,
                                                                      1998
                                     Year Ended      Year Ended    (Inception)
                                      April 30,       April 30,    to April 30,
                                         2003            2002         2003
                                         ----            ----         ----

REVENUES                            $         -    $         -    $         -

EXPENSES
 General and administrative               8,956          4,343         18,299
                                    -----------    -----------    -----------

NET (LOSS)                          $    (8,956)   $    (4,343)   $   (18,299)
                                    ===========    ===========    ===========

(LOSS) PER SHARE                    $         -    $         -
                                    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          1,950,000      1,286,877
                                    ===========    ===========



                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2003


                                                                          Deficit
                                                                        Accumulated
                                      Common Stock         Additional    During the
                                    Number of    Par        Paid-In     Development
                                      Shares     Value      Capital       Stage         Total
                                      ------     -----      -------       -----         -----
July 15, 1998 - Common shares
 issued to founders for services
 rendered (after retroactive
 adjustment to reflect 100 to 1
 stock split)                        500,000   $     500   $   4,500   $       -    $   5,000

Net (loss)                                 -           -           -      (5,000)      (5,000)
                                   ---------   ---------   ---------   ---------    ---------

Balance - April 30, 1999             500,000         500       4,500      (5,000)           -

Net (loss)                                 -           -           -           -            -
                                   ---------   ---------   ---------   ---------    ---------

Balance - April 30, 2000             500,000         500       4,500      (5,000)           -

Net (loss)                                 -           -           -           -            -
                                   ---------   ---------   ---------   ---------    ---------

Balance - April 30, 2001             500,000         500       4,500      (5,000)           -

September 2001 - Common shares
 issued for cash                     140,000         140       1,260           -        1,400
October 2001 - Common shares
 issued for cash                   1,310,000       1,310      11,790           -       13,100

Net (loss)                                 -           -           -      (4,343)      (4,343)
                                   ---------   ---------   ---------   ---------    ---------

Balance - April 30, 2002           1,950,000       1,950      17,550      (9,343)      10,157

Net (loss)                                 -           -           -      (8,956)      (8,956)
                                   ---------   ---------   ---------   ---------    ---------

Balance - April 30, 2003           1,950,000   $   1,950   $  17,550   $ (18,299)   $   1,201
                                   =========   =========   =========   =========    =========


                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                July 1,
                                                                                 1998
                                                       Year Ended  Year Ended (Inception)
                                                         April 30,   April 30, to April 30,
                                                           2003        2002       2003
                                                           ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                             $ (8,956)   $ (4,343)   $(18,299)
 Adjustments to reconcile net loss to
  cash used in operating activities:
   Common shares issued for services
    rendered                                                   -           -       5,000
   Increase in accounts payable                               95           -          95
                                                        --------    --------    --------

NET CASH USED IN OPERATING ACTIVITIES                     (8,861)     (4,343)    (13,204)
                                                        --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder                    -     (12,000)    (12,000)
 Repayments of loans receivable - stockholder              3,000       1,000       4,000
                                                        --------    --------    --------

NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                                 3,000     (11,000)     (8,000)
                                                        --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of notes payable                                 5,000           -       5,000
 Issuance of common stock                                      -      14,500      14,500
 Increase in amount due to stockholder                       877       1,173       2,050
                                                        --------    --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  5,877      15,673      21,550
                                                        --------    --------    --------

NET INCREASE IN CASH                                          16         330         346

CASH - BEGINNING                                             330           -           -
                                                        --------    --------    --------

CASH - ENDING                                           $    346    $    330    $    346
                                                        ========    ========    ========

                 Read accompanying Notes to Financial Statements

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                           July 1,
                                                                            1998
                                                Year Ended   Year Ended  (Inception)
                                                 April 30,   April 30,   to April 30,
                                                    2003       2002         2003
                                                    ----       ----         ----

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services
 rendered                                       $      -     $     -     $    5,000
                                                ========     =======     ==========




                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003



NOTE 1.           ORGANIZATION

                  I & E Tropicals, Inc. (formerly known as Media Advisory Group, Inc. ) was incorporated on July 1, 1998 under the laws of the State of Florida originally to provide media consulting services. The company is currently engaged in the importing and exporting of exotic marine life. The company's headquarters is in Boca Raton, Florida.

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

                  (Loss) Per Share

                  (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003



NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3.           NOTES PAYABLE

                  The notes payable bear interest at 5% and are repayable on demand. The notes are unsecured. As of April 30, 2003, accrued interest was $95.

NOTE 4.           INCOME TAXES

                  As of April 30, 2003 and 2002, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:

                                                      2003     2002
                                                      ----     ----

                    Start-up expenditures            $3,400      $1,700
                    Less: Valuation allowance        (3,400)     (1,700)
                                                     ------      ------

                    Net deferred income tax
                     asset                           $    -      $    -
                                                     ======      ======

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003



NOTE 4.           INCOME TAXES (CONTINUED)

                  During the year ended April 30, 2003, the valuation allowance increased by $1,700.

                  The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                                                            2003         2002
                                                            ----         ----

                    Tax (benefit) at federal
             statutory rate                               (15.00)%    (15.00)%
                    State tax (benefit), net of
                     federal benefit                       (3.63)      (3.63)
                    Valuation allowance                    18.63       18.63
                                                          ------      ------

                    Tax provision (benefit)                00.00%      00.00%
                                                          ======      ======

NOTE 5.           CAPITAL STOCK

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

                  On September 1, 2001, the Company offered 2,000,000 common shares for sale at $.01 per share under Rule 504 of Regulation D of the Securities Act of 1933. Proceeds

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003



NOTE 5.           CAPITAL STOCK (CONTINUED)

                  of the offering totaled $14,500 for 1,450,000 common shares.

                  As of April 30, 2003, 1,950,000 common shares were issued and outstanding.

NOTE 6.           RELATED PARTY TRANSACTIONS

                  Loans Receivable - Stockholder

                  Loans receivable - stockholder represents non-interest bearing advances expected to be repaid within the next twelve months.

                  Due to Stockholder

                  Due to stockholder represents advances made to the Company for working capital purposes. The advances do not bear interest and no fixed term for repayment.