Form 10QSB
period 2003-07-31
I & E TROPICALS INC
filed 2003-09-11
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended July 31, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                 As of July 31, 2003, there are 1,950,000 shares of common stock outstanding. The issuer has no other classes of stock authorized.

                     Transitional Small Business Format:   No
                                                          ----

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Unaudited financial statements for I & E Tropicals, Inc. as of the fiscal quarter ended July 31, 2003 are submitted in compliance with Item 310(b) of Regulation S-B.

ITEM 2.  PLAN OF OPERATION

         At the present time, I & E Tropicals, Inc., is inactive. Its only plan of operation for the next twelve months is to obtain funding to implement its South Florida operations or enter into some form of joint venture/merger with another company. The Company has no current employees and no consequential cash requirements.


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

                  There is no change in this Company's internal control over financial reporting as specified in Regulation ss.228.308(c).

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


                                            I & E TROPICALS, INC.


Date:    September  10, 2003                By:   /s/   Brett DeWees
         -------------------                   -------------------------------
                                                        Brett DeWees
                                                        President

                                  CERTIFICATION

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


Date: September 10, 2003

/s/ Brett DeWees
------------------------------------
Brett DeWees
President and Sole Certifying Officer