Form 10QSB/A
period 2003-07-31
I & E TROPICALS INC
filed 2003-09-11
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                  JULY 31, 2003
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS
 Cash                                                              $    276
 Loans receivable - stockholder                                       8,000

         Total Current Assets                                      $  8,276




         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                  $  3,176
 Notes payable                                                        5,000
 Accrued interest                                                       158
 Due to stockholder                                                   2,050
                                                                   --------

         Total Current Liabilities                                   10,384
                                                                   --------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 1,950,000 shares
  issued and outstanding                                              1,950
 Additional paid-in capital                                          17,550
 Deficit accumulated during the development
  stage                                                             (21,608)
                                                                   --------

         Total Stockholders' Equity (Deficit)                        (2,108)
                                                                   --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               $  8,276
                                                                   ========




                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Period From
                                                            July 1, 1998
                                    Three Months             (Inception)
                                    Ended July 31,           To July 31,
                                  2003           2002          2003
                                  ----           ----          ----



REVENUES                      $         -    $       735    $       735

EXPENSES
 General and administrative         3,309          2,698         22,343
                              -----------    -----------    -----------

NET (LOSS)                    $    (3,309)   $    (1,963)   $   (21,608)
                              ===========    ===========    ===========

(LOSS) PER SHARE              $         -    $         -
                              ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             1,950,000      1,950,000
                              ===========    ===========




                Read accompanying Notes to Financial Statements.
                                       F-2

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Period From
                                                  Three       Three      July 1,1998
                                              Months Ended Months Ended  (Inception)
                                                July 31,   July 31, to     July 31,
                                                  2003        2002           2003
                                                  ----        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                    $ (3,309)   $ (1,963)       $(21,608)
 Adjustments to reconcile net loss to
  cash (used in) operating activities:
    Common shares issued for services
     rendered                                         -           -           5,000
    Increase in:
     Accounts payable                             3,176           -           3,176
     Accrued interest                                63           -             158
                                               --------    --------        --------
NET CASH (USED IN) OPERATING ACTIVITIES             (70)          -         (13,274)
                                               --------    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder           -           -         (12,000)
 Repayment of loans receivable - stockholder          -       2,000           4,000
                                               --------    --------        --------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                           -       2,000          (8,000)
                                               --------    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of notes payable                            -           -           5,000
 Issuance of common stock                             -           -          14,500
 Increase in amount due to stockholder                -           -           2,050
                                               --------    --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES             -           -          21,550
                                               --------    --------        --------

NET INCREASE IN CASH                                (70)         37             276
CASH - BEGINNING                                    346         330               -
                                               --------    --------        --------
CASH - ENDING                                  $    276    $    367        $    276
                                               ========    ========        ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services rendered    $      -    $      -        $  5,000
                                               ========    ========        ========

                Read accompanying Notes to Financial Statements.
                                       F-3

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2003



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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

                  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2003



NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Basis of Presentation (Continued)

                  have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2003, included in the Company's Form 10-KSB as filed with the SEC.

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

NOTE 3.           CAPITAL STOCK

                  The Company had originally 5,000 common shares authorized, issued and outstanding with a par value of $1 per share. On August 2, 2001, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000 and to decrease its par value to $.001 per share. In addition, on September 1, 2001, the Board of Directors approved a 100 to 1 stock split. As a result of the stock split, the original 5,000 common shares issued and outstanding with

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 2003



NOTE 3.           CAPITAL STOCK (CONTINUED)

                  a par value of $1 per share as of the date of inception have been retroactively adjusted to 500,000 common shares with a par value of $.001 per share.

                  As of July 31, 2003, 1,950,000 common shares were issued and outstanding.

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