Form 10QSB
period 2003-10-31
I & E TROPICALS INC
filed 2003-12-12
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the quarterly period ended October 31, 2003

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

               As of October 31, 2003, there are 1,950,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

                     Transitional Small Business Format: No

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Unaudited financial statements for I & E Tropicals, Inc. as of the fiscal quarter ended October 31, 2003 are submitted in compliance with Item 310(b) of Regulation S-B.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                OCTOBER 31, 2003
                                   (UNAUDITED)

                                ASSETS

CURRENT ASSETS
 Cash                                                                  $    231
 Loans receivable - stockholder                                           8,000
                                                                       --------

         Total Current Assets                                          $  8,231
                                                                       ========


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                      $    900
 Note payable                                                             5,000
 Accrued interest                                                           221
 Due to stockholder                                                       5,456
                                                                       --------

         Total Current Liabilities                                       11,577
                                                                       --------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 1,950,000 shares
  issued and outstanding                                                  1,950
 Additional paid-in capital                                              17,550
 Deficit accumulated during the development
  stage                                                                 (22,846)
                                                                       --------

         Total Stockholders' Equity (Deficit)                            (3,346)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $  8,231
                                                                       ========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                   Period From
                                                                                                   July 1, 1998
                                         Three Months                      Six Months               (Inception)
                                      Ended October 31,                 Ended October 31,          To October 31,
                                    2003            2002              2003            2002             2003
                                -----------      -----------      -----------      -----------      -----------
REVENUES                        $      --        $      --        $      --        $       735      $       735

EXPENSES

 General and administrative           1,238            3,899            4,547            6,597           23,581
                                -----------      -----------      -----------      -----------      -----------

NET (LOSS)                      $    (1,238)     $    (3,899)     $    (4,547)     $    (5,862)     $   (22,846)
                                ===========      ===========      ===========      ===========      ===========

(LOSS) PER SHARE                $      --        $      --        $      --        $      --
                                ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               1,950,000        1,950,000        1,950,000        1,950,000
                                ===========      ===========      ===========      ===========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Period From
                                                   Six           Six        July 1,1998
                                              Months Ended   Months Ended   (Inception)
                                               October 31,    October 31,  to October 31,
                                                   2003          2002          2003
                                                 --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                      $ (4,547)     $ (5,862)     $(22,846)
 Adjustments to reconcile net loss to
  cash (used in) operating activities:
   Common shares issued for services
    rendered                                         --            --           5,000
   Increase in:
    Accounts payable                                  900           300           900
    Accrued interest                                  126          --             221
                                                 --------      --------      --------
NET CASH (USED IN) OPERATING ACTIVITIES            (3,521)       (5,562)      (16,725)
                                                 --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder          --            --         (12,000)
 Repayment of loans receivable - stockholder         --           3,000         4,000
                                                 --------      --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                          --           3,000        (8,000)
                                                 --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                            --            --          14,500
 Increase in amount due to stockholder              3,406          --           5,456
 Proceeds of note payable                            --           3,000         5,000
                                                 --------      --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES           3,406         3,000        24,956
                                                 --------      --------      --------

NET (DECREASE) INCREASE IN CASH                      (115)          438           231
CASH - BEGINNING                                      346           330          --
                                                 --------      --------      --------
CASH - ENDING                                    $    231      $    768      $    231
                                                 ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Common shares issued for services rendered     $   --        $   --        $  5,000
                                                 ========      ========      ========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003


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

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003


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

NOTE 3.           CAPITAL STOCK

                  The Company had originally 5,000 common shares authorized, issued and outstanding with a par value of $1 per share. On August 2, 2001, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000 and to decrease its par value to $.001 per share. In addition, on September 1, 2001, the Board of Directors approved a 100 to 1 stock split. As a result of the stock split, the original 5,000 common shares issued and outstanding with

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003


NOTE 3.           CAPITAL STOCK (CONTINUED)

                  with a par value of $1 per share as of the date of inception have been retroactively adjusted to 500,000 common shares with a par value of $.001 per share.

                  As of October 31, 2003, 1,950,000 common shares were issued and outstanding.

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


                                        I & E TROPICALS, INC.


Date: December 10, 2003                 By: /s/ Brett DeWees
      -----------------                     -------------------------------
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


Date: December 10, 2003

/s/ Brett DeWees
-------------------------------------
Brett DeWees
President and Sole Certifying Officer