Form 10QSB
period 2004-01-31
I & E TROPICALS INC
filed 2004-03-11
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the quarterly period ended January 31, 2004

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

               As of January 31, 2004, there are 1,950,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

                   Transitional Small Business Format: __No__

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Unaudited financial statements for I & E Tropicals, Inc. as of the fiscal quarter ended January 31, 2004 are submitted in compliance with Item 310(b) of Regulation S-B.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2004
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
 Cash                                                                  $     --
 Loans receivable - stockholder                                           8,000
                                                                       --------

         Total Current Assets                                          $  8,000
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Note payable                                                          $  5,000
 Accrued interest                                                           284
 Due to stockholder                                                       7,117
                                                                       --------

         Total Current Liabilities                                       12,401
                                                                       --------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 1,950,000 shares
  issued and outstanding                                                  1,950
 Additional paid-in capital                                              17,550
 Deficit accumulated during the development
  stage                                                                 (23,901)
                                                                       --------

         Total Stockholders' Equity (Deficit)                            (4,401)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $  8,000
                                                                       ========


                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                        Period From
                                                                                                       July 1, 1998
                                         Three Months                          Nine Months              (Inception)
                                       Ended January 31,                     Ended January 31,         To January 31,
                                    2004              2003               2004              2003             2004
                                 -----------       -----------       -----------       -----------       -----------
REVENUES                         $        --       $        --       $        --       $       735       $       735

EXPENSES
 General and administrative            1,055             1,040             5,602             7,637            24,636
                                 -----------       -----------       -----------       -----------       -----------

NET (LOSS)                       $    (1,055)      $    (1,040)      $    (5,602)      $    (6,902)      $   (23,901)
                                 ===========       ===========       ===========       ===========       ===========

(LOSS) PER SHARE                 $        --       $        --       $        --       $        --
                                 ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                1,950,000         1,950,000         1,950,000         1,950,000
                                 ===========       ===========       ===========       ===========


                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Period From
                                                   Nine            Nine       July 1 ,1998
                                                Months Ended   Months Ended   (Inception)
                                                 January 31,    January 31,   to January 31,
                                                    2004           2003           2004
                                                  --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                       $ (5,602)      $ (6,902)      $(23,901)
 Adjustments to reconcile net loss to
  cash (used in) operating activities:
   Common shares issued for services
    rendered                                            --             --          5,000
   Increase in:
    Accounts payable                                    --            776             --
    Accrued interest                                   189             --            284
                                                  --------       --------       --------
NET CASH (USED IN) OPERATING ACTIVITIES             (5,413)        (6,126)       (18,617)
                                                  --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder             --             --        (12,000)
 Repayment of loans receivable - stockholder            --          3,000          4,000
                                                  --------       --------       --------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                             --          3,000         (8,000)
                                                  --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                               --             --         14,500
 Increase in amount due to stockholder               5,067             --          7,117
 Proceeds of note payable                               --          3,000          5,000
                                                  --------       --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES            5,067          3,000         26,617
                                                  --------       --------       --------

NET (DECREASE) INCREASE IN CASH                       (346)          (126)            --
CASH - BEGINNING                                       346            330             --
                                                  --------       --------       --------
CASH - ENDING                                     $     --       $    204       $     --
                                                  ========       ========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Common shares issued for services rendered      $     --       $     --       $  5,000
                                                  ========       ========       ========


                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

NOTE 1.           ORGANIZATION

                  I & E Tropicals, Inc. (formerly known as Media Advisory Group, Inc.) was incorporated on July 1, 1998 under the laws of the State of Florida originally to provide media consulting services. The company is engaged in the importing and exporting of exotic marine life but is currently inactive. The company's headquarters is in Boca Raton, Florida.

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

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2004


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

                              I & E TROPICALS, INC.
                       (F/K/A MEDIA ADVISORY GROUP, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

NOTE 3.           CAPITAL STOCK (CONTINUED)

                  with a par value of $1 per share as of the date of inception have been retroactively adjusted to 500,000 common shares with a par value of $.001 per share.

                  As of January 31, 2004, 1,950,000 common shares were issued and outstanding.

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

                           PART II - OTHER INFORMATION

ITEMS 1- 4 - NOT REQUIRED

ITEM 5.  OTHER INFORMATION

         (a) NOT APPLICABLE

         (b) In respect to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A (Section 240.14a-101), this corporation does not have a nominating committee because it has only one director. For this reason and because the majority of voting stock is held in the name of one individual who is also the President of the Company and its sole director, there is no business purpose whatsoever served by the use of a nominating committee. Further, the corporation has never filed a Schedule 14A nor has any other party filed a Schedule 14A.

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


                                               I & E TROPICALS, INC.


Date:            March 8, 20034                By: /s/ Brett DeWees
         -------------------------------           -----------------------------
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


Date:    March 8, 2004

/s/ Brett DeWees
Brett DeWees
President and Sole Certifying Officer