Form 10KSB
period 2004-04-30
I & E TROPICALS INC
filed 2005-02-09
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    for the Fiscal Year ended April 30, 2004

                             Commission File Number
                                     0-33473


                              I & E TROPICALS, INC.
                 (Name of Small Business Issuer in its charter)


                    FLORIDA                                    65-1138291
        (State or other jurisdiction of                     (I.R.S. Employer
         Incorporation or organization)                    Identification No.)


                270 NW 3rd Court
               Boca Raton, Florida                             33432-3720
     (Address of principal executive offices)                  (Zip Code)

                       Issuer's Telephone: (561) 368-1427
                       ----------------------------------

Securities registered under Section 12(g) of the Exchange Act:      Common
                                                                --------------
                                                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year.  None

Aggregate market value of voting equity held by non-affiliates as of April 30, 2004: $2,000.00.

                As of April 30, 2004, there are 3,900,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

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

      (B) BUSINESS OF ISSUER

      The original primary business of I & E Tropicals. Inc. was the import/export of exotic marine life from the Bahamas to the Company in Florida and the subsequent sale of these exotic fishes to wholesalers and/or directly to end-use customers.

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

      On July 15, 1998 the sole Director of the Company authorized the issuance (pre-split) of founders stock to Ledyard DeWees and Carolyn O'Brien in the amounts of 2,500 shares each. This stock was issued in exchange for services rendered as permitted under Florida law by Florida Statute 607.0621. Subsequently, on August 1, 1998 the shares issued to Ledyard H. DeWees were surrendered in exchange for the issuance of 1,250 shares to Ledyard H. DeWees and 1,250 shares (as a gift) to his daughter, Kimberly DeWees. Likewise, the shares issued to Carolyn C, O'Brien were surrendered in exchange for the issuance of 1,250 shares to Carolyn C. O'Brien and 1,250 shares (as a gift) to her daughter, Erin 0'Brien.

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

      (b) Sales were made to 22 individuals for a total of 1,450,000 shares (pre-split). All sales were for cash, with total payments of $14,500. All proceeds were paid directly to the Company without escrow. All proceeds were received by the Company on a net basis, there being no charges against the sales.

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

      (B) OFF-BALANCE SHEET ARRANGEMENTS

      Not applicable.

ITEM 7. FINANCIAL STATEMENTS

      Attached audited financial statements for I & E TROPICALS, INC. for the period ended April 30, 2004 are submitted in compliance with Item 310 of Regulation S-B.

ITEM 8. CONTROLS AND PROCEDURES

      (A) DISCLOSURE CONTROLS AND PROCEDURES

      It is the conclusion of Brett DeWees, as the sole officer and director of the company, that the issuer's controls and procedures, as defined in Section 240 13a-15(e) or Section 240.15d(e), are effective to provide such controls and procedures as apply to the filing requirements referenced therein in view of the fact that no other persons are involved in the filing process at this time. The prior delinquency in making the required quarterly and annual reports has been due to a lack of funds to pay for the necessary accounting and filing costs.

      (B) OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      (A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

NAME                              AGE                     POSITION

Brett L. DeWees                   39                      Sole Director
                                                          President

      Brett DeWees was named as the sole Director and President the Company on April 1, 20O1. The Bylaws of the Company (Article III, Section 2) provide a requirement for one director and a maximum of seven directors, subject to amendment to the Articles of Incorporation.

      He purchased 1,000,000 shares (pre-split) of the common stock of the Company on October 15, 2001 acquiring voting control of the Company. He would be considered as a Promotor of the Company.

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

                                                                Amount
                       Name and Address                         and Nature of
Title of Class         of Beneficial Owner                      Beneficial Owner
--------------------------------------------------------------------------------

Common                 Brett L. DeWees                            2,000,000
                       737 SE 1st Way, Apt. 107
                       Deerfield Beach, FL 33441
--------------------------------------------------------------------------------

Common                 Kimberly DeWees                            250,000
                       737 SE 1st Way, Apt. 100
                       Deerfield Beach, FL 33441
--------------------------------------------------------------------------------

Common                 Bonnie Irby                                250,000
                       737 SE 1st Way, Apt 107
                       Deerfield Beach, FL 33441
--------------------------------------------------------------------------------

Common                 Ledyard H. DeWees                          500,000
                       270 NW 3rd Court
                       Boca Raton, FL 33432
--------------------------------------------------------------------------------

Common                 Carolyn O'Brien                            250,000
                       270 NW 3rd Court
                       Boca Raton, FL 33432
--------------------------------------------------------------------------------

Common                 Erin O'Brien                               250,000
                       6845 NW 29th Avenue
                       Fort Lauderdale, FL 33309
--------------------------------------------------------------------------------

Notes to security ownership:

o All shares listed above are owned directly. There are no further stock rights of any type or kind.

o Brett DeWees is the adult son and Kimberly DeWees is the adult daughter of Ledyard H. DeWees. Erin O'Brien is the adult daughter of Carolyn O'Brien. There are no other legal relationships among the above listed owners.

o     On June 1, 2002 the common stock was forward split on a two for one basis.

      (C) SECURITY OWNERSHIP OF MANAGEMENT

      The following information lists, as to each class, equity securities beneficially owned by all directors, and of the directors of the issuer, as a group.

                       Name and Address                     Amount and Nature of
Title of Class         of Beneficial Owner                  Beneficial Owner

Common                 Brett L. DeWees                          2,000,000
                       737 SE 1st Way
                       Apt. 107

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (A) TRANSACTIONS WITH PROMOTERS

      Brett DeWees is the only promoter of the Company. He has never received anything of value, tangible or intangible, directly or indirectly, from the Company.

      Brett DeWees is the owner of 2,000,000 shares of the common stock of the Company. As part of an offering of stock by the Company under Rule 504, as approved September 1,2001, Brett DeWees purchased his 1,000,000 shares on October 15, 2001 for a cash payment to the Company at the offering price of $.0l. per share for a total payment of $10,000.00. Subsequently, the common shares were forward split two for one, increasing his ownership to 2,000,000 shares.

ITEM 13. EXHIBITS

      (A) INDEX TO EXHIBITS

         EXHIBIT NUMBER              PAGE NUMBER              DESCRIPTION
         --------------              -----------              -----------

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

         3(i)(b)                         E-6          *Certification of
                                                       Reinstatement

         3(i)(c)                         E-7          *Articles of Amendment
                                                      changing name to I & E
                                                      Tropicals, Inc.

         3(i)(d)                         E-9          *Certification of status
                                                      of I & E Tropicals, Inc.

         3(ii)                           E-10         *Bylaws of I & E
                                                      Tropicals, Inc.

         99                              E-30         *Subscription Agreement

*     Incorporated by reference to Form 10-SB/A2(4).

      (B) REPORTS ON FORM 8-K

      None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (A) AUDIT FEES

      The aggregate fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended April 30, 2004 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended July 31, 2003, October 31, 2003 and January 31, 2004 were $6,675.

      The aggregate audit fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended April 30, 2003 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended July 31, 2002, October 31, 2002 and January 31, 2003 were $4,975.

      (B) AUDIT-RELATED FEES

      None.

      (C) TAX FEES

      The aggregate fees billed for the fiscal years ended April 30, 2004 and 2003 was $0 and $175, respectively.

      (D) ALL OTHER FEES

      None. The audit committee consists of the President, who is the only officer.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        I & E TROPICALS, INC.,


DATE: February 9, 2005                                  By: /s/ Brett L. DeWees
                                                        -----------------------
                                                        Brett L. DeWees
                                                        President and Director

                              I & E TROPICALS, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2004

                              I & E TROPICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                                            PAGE

Independent Auditor's Report                                 F-1

Financial Statements:

 Balance Sheet                                               F-2

 Statements of Operations                                    F-3

 Statement of Changes in Stockholders' Equity (Deficit)      F-4

 Statements of Cash Flows                                    F-5 to F-6

 Notes to Financial Statements                               F-7 to F-10

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors
I & E Tropicals, Inc.

We have audited the accompanying balance sheet of I & E Tropicals, Inc. (a development stage company), as of April 30, 2004 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended April 30, 2004 and 2003 and for the period from July 1, 1998 (inception) through April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of I & E Tropicals, Inc. (a development stage company) as of April 30, 2004, and the results of its operations and its cash flows for the years ended April 30, 2004 and 2003 and for the period from July 1, 1998 (inception) through April 30, 2004 in conformity with accounting principles generally accepted in the United States.

September 21, 2004
Boca Raton, Florida

                              I & E TROPICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 APRIL 30, 2004

                                     ASSETS

TOTAL ASSETS                                                             $   --
                                                                         ======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Notes payable                                                           $5,000
 Accrued interest                                                           344
                                                                         ------

         Total Current Liabilities                                        5,344

STOCKHOLDERS' EQUITY (DEFICIT)                                           (5,344)
                                                                         ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $   --
                                                                         ======
                Read accompanying Notes to Financial Statements

                              I & E TROPICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                      July 1,
                                                                       1998
                                       Year Ended     Year Ended    (Inception)
                                        April 30,      April 30,    to April 30,
                                          2004           2003          2004
                                      -----------    -----------    -----------

REVENUE                               $        --    $       735    $       735

EXPENSES
 General and administrative                 6,790          9,691         25,824
                                      -----------    -----------    -----------

NET (LOSS)                            $    (6,790)   $    (8,956)   $   (25,089)
                                      ===========    ===========    ===========

(LOSS) PER SHARE                      $        --    $        --    $      (.01)
                                      ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                     3,900,000      3,900,000      2,273,308
                                      ===========    ===========    ===========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2004

                                                                            Deficit
                                                                           ccumulated
                                        Common Stock          Additional   During the
                                   Number of        Par        Paid-In     Development
                                    Shares         Value       Capital        Stage         Total
                                   ---------     ---------     ---------     ---------      ---------
July 15, 1998 - Common shares
 issued to founders for services
 rendered - as restated (Note 7)   1,000,000     $   1,000     $   4,000     $      --      $   5,000
Net (loss)                                --            --            --        (5,000)        (5,000)
                                   ---------     ---------     ---------     ---------      ---------
Balance - April 30, 1999           1,000,000         1,000         4,000        (5,000)            --

Net (loss)                                --            --            --            --             --
                                   ---------     ---------     ---------     ---------      ---------
Balance - April 30, 2000           1,000,000         1,000         4,000        (5,000)            --

Net (loss)                                --            --            --            --             --
                                   ---------     ---------     ---------     ---------      ---------
Balance - April 30, 2001           1,000,000         1,000         4,000        (5,000)            --

September 2001 - Common shares
 issued for cash                     280,000           280         1,120            --          1,400
October 2001 - Common shares
 issued for cash                   2,620,000         2,620        10,480            --         13,100
Net (loss)                                --            --            --        (4,343)        (4,343)
                                   ---------     ---------     ---------     ---------      ---------
Balance - April 30, 2002           3,900,000         3,900        15,600        (9,343)        10,157

Net (loss)                                --            --            --        (8,956)        (8,956)
                                   ---------     ---------     ---------     ---------      ---------
Balance - April 30, 2003           3,900,000         3,900        15,600       (18,299)         1,201

Net (loss)                                --            --            --        (6,790)        (6,790)
Conversion of net stockholders
 loans to additional paid-in
 capital                                  --            --           245            --            245
                                   ---------     ---------     ---------     ---------      ---------
Balance - April 30, 2004           3,900,000     $   3,900     $  15,845     $ (25,089)     $  (5,344)
                                   =========     =========     =========     =========      =========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                       July 1,
                                                                        1998
                                                                     (Inception)
                                             Year Ended  Year Ended      to
                                              April 30,   April 30,   April 30,
                                                2004        2003        2004
                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                   $ (6,790)   $ (8,956)   $(25,089)
 Adjustments to reconcile net (loss)
  to cash used in operating activities:
   Common shares issued for services
    rendered                                        --          --       5,000

   Increase in accrued interest                    249          95         344
                                              --------    --------    --------

NET CASH (USED IN) OPERATING ACTIVITIES         (6,541)     (8,861)    (19,745)
                                              --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder         --          --     (12,000)
 Repayments of loans receivable - stockholder       --       3,000       4,000
                                              --------    --------    --------

NET CASH PROVIDED BY
 (USED IN) INVESTING ACTIVITIES                     --       3,000      (8,000)
                                              --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of notes payable                          --       5,000       5,000
 Issuance of common stock                           --          --      14,500
 Increase in amount due to stockholder           6,195         877       8,245
                                              --------    --------    --------

NET CASH PROVIDED BY FINANCING ACTIVITIES        6,195       5,877      27,745
                                              --------    --------    --------

NET (DECREASE) INCREASE IN CASH                   (346)         16          --

CASH - BEGINNING                                   346         330          --
                                              --------    --------    --------

CASH - ENDING                                 $     --    $    346    $     --
                                              ========    ========    ========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                       July 1,
                                                                        1998
                                                                     (Inception)
                                              Year Ended  Year Ended     to
                                               April 30,   April 30,   April 30,
                                                 2004        2003       2004
                                                ------      ------     ------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services  rendered.   $    --     $   --    $ 5,000
                                                =======     ======     ======

 Conversion of net stockholders loans to
  additional paid-in capital                    $   245     $   --    $   245
                                                =======     ======    =======

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2004

NOTE 1. ORGANIZATION

      I & E Tropicals, Inc. was incorporated on July 1, 1998 under the laws of the State of Florida as Media Advisory Group, Inc. The company is currently inactive and is developing its business plan for the importing and exporting of exotic marine life and received its wholesale saltwater products license on May 9, 2002. The company's headquarters is in Boca Raton, Florida.

      The Company has insignificant revenue to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

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

      (LOSS) PER SHARE

      (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding

                              I & E TROPICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2004

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

NOTE 3. NOTES PAYABLE

      The notes payable bear interest at 5%, are due on demand and are unsecured. As of April 30, 2004, accrued interest was $344.

NOTE 4. INCOME TAXES

      As of April 30, 2004 and 2003, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income taxes are as follows: 2004 2003

      Net operating loss carryforwards         $2,950    $1,650
      Start-up expenditures                     1,750     1,750
                                               ------    ------
                                                4,700     3,400
      Less: Valuation allowance                (4,700)   (3,400)
                                               ------    ------
      Net deferred income tax asset            $   --    $   --
                                               ======    ======

                              I & E TROPICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2004

NOTE 4. INCOME TAXES (CONTINUED)

      During the years ended April 30, 2004 and 2003, the valuation allowance increased by $1,300 and $1,700, respectively.

      The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                                                        2004        2003
                                                       ------      ------
      Tax (benefit) at federal statutory rate          (15.00)%    (15.00)%
      State tax (benefit), net of federal benefit       (3.63)      (3.63)
      Valuation allowance                               18.63       18.63
                                                       ------      ------

      Tax provision (benefit)                           00.00%      00.00%
                                                       ======      ======

      The Company has net operating loss carryforwards for federal and state purposes of approximately $15,700 available to offset future taxable income. The net operating loss carryforwards, if not used, expire through December 31, 2023.

NOTE 5. CAPITAL STOCK

      The Company has 50,000,000 shares of $.001 par value common stock authorized.

      As of April 30, 2004, 3,900,000 shares of common stock were issued and outstanding.

      Shareholders of common stock have one vote per share.

                              I & E TROPICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2004

NOTE 6. RELATED PARTY TRANSACTIONS

      During the year, stockholder advances were converted to additional paid-in capital.

NOTE 7. PRIOR PERIOD ADJUSTMENT

      The number of shares of common stock outstanding have been retroactively adjusted to reflect a 2 for 1 stock split approved by the Board of Directors on June 1, 2002. Accordingly, the par value of the outstanding common shares has been increased by $1,950 and additional paid-in capital has been decreased by $1,950. In addition, (loss) per share has been adjusted to give effect to the stock split.