Form 10QSB
period 2004-07-31
I & E TROPICALS INC
filed 2005-02-23
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended July 31, 2004

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

                       Issuer's Telephone: (561) 368-1427
                       ----------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                 As of July 31, 2004, there are 3,900,000 shares of common stock outstanding. The issuer has no other classes of stock authorized.

                     Transitional Small Business Format: No

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      Unaudited financial statements for I & E Tropicals, Inc. as of the fiscal quarter ended July 31, 2004 are submitted in compliance with Item 310(b) of Regulation S-B.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JULY 31, 2004
                                   (Unaudited)


                                     ASSETS


TOTAL ASSETS                                                           $     --
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Note payable                                                          $  5,000
 Accrued interest                                                           407
                                                                       --------

         Total Current Liabilities                                        5,407
                                                                       --------


STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,900,000 shares
  issued and outstanding                                                  3,900
 Additional paid-in capital                                              15,845
 Deficit accumulated during the development
  stage                                                                 (25,152)
                                                                       --------

     Total Stockholders' Equity (Deficit)                                (5,407)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $     --
                                                                       ========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Period From
                                                                    July 1, 1998
                                           Three Months             (Inception)
                                           Ended July 31,           To July 31,
                                       2004             2003           2004
                                    -----------     -----------     -----------

REVENUES                            $        --     $        --     $       735

EXPENSES
 General and administrative                  63           3,309          25,887
                                    -----------     -----------     -----------

NET (LOSS)                          $       (63)    $    (3,309)    $   (25,152)
                                    ===========     ===========     ===========

(LOSS) PER SHARE                    $        --     $        --     $      (.01)
                                    ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                   3,900,000       3,900,000       2,341,087
                                    ===========     ===========     ===========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Three       Three     Period From
                                             Months      Months   July 1, 1998
                                             Ended       Ended     (Inception)
                                             July 31,    July 31,   to July 31,
                                              2004        2003        2004
                                            --------    --------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                 $    (63)   $ (3,309)   $(25,152)
 Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
   Common shares issued for services
    rendered                                      --          --       5,000
   Increase in:
    Accounts payable                              --       3,176          --
    Accrued interest                              63          63         407
                                            --------    --------    --------
NET CASH (USED IN) OPERATING ACTIVITIES           --         (70)    (19,745)
                                            --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder       --          --     (12,000)
 Repayment of loans receivable - stockholder      --          --       4,000
                                            --------    --------    --------
NET CASH (USED IN) INVESTING ACTIVITIES           --          --      (8,000)
                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                         --          --      14,500
 Increase in amount due to stockholder            --          --       8,245
 Proceeds of note payable                         --          --       5,000
                                            --------    --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES         --          --      27,745
                                            --------    --------    --------

NET (DECREASE) IN CASH                            --         (70)         --
CASH - BEGINNING                                  --         346          --
                                            --------    --------    --------
CASH - ENDING                               $     --    $    276    $     --
                                            ========    ========    ========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three    Three     Period From
                                                 Months   Months    July 1,1998
                                                 Ended    Ended     (Inception)
                                                July 31,  July 31,  to July 31,
                                                 2004      2003        2004
                                                ------    ------    -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Common shares issued for services rendered    $   --    $   --      $5,000
                                                ======    ======      ======

  Conversion of net stockholders loans to
    additional paid-in capital                  $   --    $   --      $  245
                                                ======    ======      ======

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2004

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

            The Company has insignificant revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Basis of Presentation

            The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2004

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Basis of Presentation (Continued)

            a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2004, included in the Company's Form 10-KSB as filed with the SEC.

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

            As of July 31, 2004, 3,900,000 shares of common stock were issued and outstanding.

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

                           PART II - OTHER INFORMATION

ITEMS 1- 4 - NOT REQUIRED

ITEM 5. OTHER INFORMATION

      (A) NOT APPLICABLE

      (b) In respect to the requirements of Item 7(d)(2)(ii)(C) of Schedule 14A (Section 240.14a-101), this corporation does not have a nominating committee because it has only one director. For this reason and because the majority of voting stock is held in the name of one individual who is also the President of the Company and its sole director, there is no business purpose whatsoever served by the use of a nominating committee. Further, the corporation has never filed a Schedule 14A nor has any other party filed a Schedule 14A.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits 3(i) and (ii) are incorporated into this filing by reference to Exhibits 2(i) and 2 (iii) as filed in Part III of Form 10SB as filed with the Securities and Exchange Commission. Exhibits 31 and 32 are included herein.

      (b) Reports on Form 8-K

      None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                                I & E TROPICALS, INC.


Date: February 22, 2005                          By: /s/  Brett DeWees
                                                     --------------------------
                                                     President