Form 10QSB
period 2004-10-30
I & E TROPICALS INC
filed 2005-02-23
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the quarterly period ended October 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

               As of October 30, 2004, there are 3,900,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

                     Transitional Small Business Format: No

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited financial statements for I & E Tropicals, Inc. as of the fiscal quarter ended October 30, 2004 are submitted in compliance with Item 310(b) of Regulation S-B.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                OCTOBER 31, 2004
                                   (Unaudited)

                                     ASSETS

TOTAL ASSETS                                                           $     --
                                                                       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                                                      $    325
 Note payable                                                             5,000
 Accrued interest                                                           470
                                                                       --------

         Total Current Liabilities                                        5,795
                                                                       --------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,900,000 shares
  issued and outstanding                                                  3,900
 Additional paid-in capital                                              18,845
 Deficit accumulated during the development
  stage                                                                 (28,540)
                                                                       --------

     Total Stockholders' Equity (Deficit)                                (5,795)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $     --
                                                                       ========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Period From
                                                                                         July 1, 1998
                                     Three Months                  Six Months             (Inception)
                                    Ended October 31,            Ended October 31,       To October 31,
                                  2004           2003          2004            2003           2004
                              -----------    -----------    -----------    -----------    -----------
REVENUES                      $        --    $        --    $        --    $        --    $       735

EXPENSES
 General and administrative         3,388          1,238          3,451          4,547         29,275
                              -----------    -----------    -----------    -----------    -----------

NET (LOSS)                    $    (3,388)   $    (1,238)   $    (3,451)   $    (4,547)   $   (28,540)
                              ===========    ===========    ===========    ===========    ===========

(LOSS) PER SHARE              $        --    $        --    $        --    $        --    $      (.01)
                              ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             3,900,000      3,900,000      3,900,000      3,900,000    $ 2,403,443
                              ===========    ===========    ===========    ===========    ===========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Six        Six       Period From
                                             Months     Months     July 1,1998
                                             Ended      Ended     (Inception) to
                                           October 31, October 31,  October 31,
                                              2004        2003        2004
                                            --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                 $ (3,451)   $ (4,547)   $(28,540)
 Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
   Common shares issued for services
    rendered                                      --          --       5,000
   Increase in:
    Accounts payable                             325         900
                                                                         325
    Accrued interest                             126         126         470
                                            --------    --------    --------
NET CASH (USED IN) OPERATING ACTIVITIES       (3,000)     (3,521)    (22,745)
                                            --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder       --          --     (12,000)
 Repayment of loans receivable - stockholder      --          --       4,000
                                            --------    --------    --------
NET CASH PROVIDED BY INVESTING ACTIVITIES         --          --      (8,000)
                                            --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                         --          --      14,500
 Increase in amount due to stockholder         3,000       3,406      11,245
 Proceeds of note payable                         --          --       5,000
                                            --------    --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES      3,000       3,406      30,745
                                            --------    --------    --------

NET (DECREASE) IN CASH                            --        (115)         --
CASH - BEGINNING                                  --         346          --
                                            --------    --------    --------
CASH - ENDING                               $     --    $    231    $     --
                                            ========    ========    ========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Six        Six       Period From
                                             Months     Months     July 1,1998
                                             Ended      Ended     (Inception) to
                                           October 31, October 31,  October 31,
                                              2004        2003        2004
                                             -------    -------      -------

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Common shares issued
   for services rendered                     $    --    $    --      $ 5,000
                                             =======    =======      =======

  Conversion of net stockholders
   loans to additional paid-in capital       $ 3,000    $    --      $ 3,245
                                             =======    =======      =======

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2004

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

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Basis of Presentation

            The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2004

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

            As of October 31, 2004, 3,900,000 shares of common stock were issued and outstanding.

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

                                                I & E TROPICALS, INC.


Date:  February 23, 2005                        By: /s/ Brett DeWees
       -----------------                            ---------------------------
                                                    Brett DeWees
                                                    President