Form 10QSB
period 2005-01-31
I & E TROPICALS INC
filed 2005-02-25
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the quarterly period ended January 31, 2005

                             Commission File Number

                                     0-33473


                              I & E TROPICALS, INC.
                 (Name of Small Business Issuer in its charter)


            FLORIDA                                       65-1138291
     (State or other jurisdiction                      (I.R.S. Employer
   of Incorporation or organization)                  Identification No.)


             270 NW 3rd Court                             33432-3720
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

               As of January 31, 2005, there are 3,900,000 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

                     Transitional Small Business Format: No

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      Unaudited financial statements for I & E Tropicals, Inc. as of the fiscal quarter ended January 31, 2005 are submitted in compliance with Item 310(b) of Regulation S-B.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                JANUARY 31, 2005
                                   (Unaudited)

                                     ASSETS
TOTAL ASSETS                                                          $          --
                                                                      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Note payable                                                         $       5,000
 Accrued interest                                                               533
                                                                      -------------

         Total Current Liabilities                                            5,533
                                                                      -------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 3,900,000 shares
  issued and outstanding                                                      3,900
 Additional paid-in capital                                                  20,670
 Deficit accumulated during the development
  stage                                                                     (30,103)
                                                                      -------------

     Total Stockholders' Equity (Deficit)                                    (5,533)
                                                                      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $          --
                                                                      =============

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                          Period From
                                                                                         July 1, 1998
                                    Three Months                   Nine Months            (Inception)
                                  Ended January 31,              Ended January 31,       To January 31,
                                2005            2004            2005          2004          2005
                              -----------    -----------    -----------    -----------    -----------
REVENUES                      $        --    $        --    $        --    $        --    $       735

EXPENSES
 General and administrative         1,563          1,055          5,014          5,602         30,838
                              -----------    -----------    -----------    -----------    -----------

NET (LOSS)                    $    (1,563)   $    (1,055)   $    (5,014)   $    (5,602)   $   (30,103)
                              ===========    ===========    ===========    ===========    ===========

(LOSS) PER SHARE              $        --    $        --    $        --    $        --    $      (.01)
                              ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             3,900,000      3,900,000      3,900,000      3,900,000      2,461,003
                              ===========    ===========    ===========    ===========    ===========

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Period From
                                                   Nine           Nine          July 1,1998
                                               Months Ended    Months Ended     (Inception)
                                                January 31,     January 31,    to January 31,
                                                   2005           2004             2005
                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                    $     (5,014)   $     (5,602)   $    (30,103)
 Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
   Common shares issued for services
    rendered                                             --              --           5,000
   Increase in accrued interest                         189             189             533
                                               ------------    ------------    ------------
NET CASH (USED IN) OPERATING ACTIVITIES              (4,825)         (5,413)        (24,570)
                                               ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder              --              --         (12,000)
 Repayment of loans receivable - stockholder             --              --           4,000
                                               ------------    ------------    ------------
NET CASH (USED IN) INVESTING ACTIVITIES                  --              --          (8,000)
                                               ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                --              --          14,500
 Increase in amount due to stockholder                4,825           5,067          13,070
 Proceeds of note payable                                --              --           5,000
                                               ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             4,825           5,067          32,570
                                               ------------    ------------    ------------

NET (DECREASE) IN CASH                                   --            (346)             --
CASH - BEGINNING                                         --             346              --
                                               ------------    ------------    ------------
CASH - ENDING                                  $         --    $         --    $         --
                                               ============    ============    ============

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Period From
                                                        Nine                Nine            July 1, 1998
                                                    Months Ended        Months Ended         (Inception)
                                                     January 31,         January 31,        to January 31,
                                                       2005                2004                 2005
                                                    ------------        ------------        ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Common shares issued for services rendered        $         --        $         --        $      5,000
                                                    ============        ============        ============


  Conversion of net stockholders loans to
  additional paid-in capital                        $      4,825        $         --        $      5,070
                                                    ============        ============        ============

                Read accompanying Notes to Financial Statements.

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2005

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation

                              I & E TROPICALS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2005

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

      As of January 31, 2005, 3,900,000 shares of common stock were issued and outstanding.

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

                                                        I & E TROPICALS, INC.


Date: February 24, 2005                                 By: /s/ Brett DeWees
      -----------------                                     --------------------
                                                            President