Form 10KSB
period 2005-04-30
VIRIDAX CORP
filed 2005-06-27
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                                        For the Fiscal Year ended April 30, 2005

                                        Commission File Number 000-33473

                               VIRIDAX CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

           FLORIDA                                      65-1138291
      ------------------                           -------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)

             270 NW 3rd Court
           Boca Raton, Florida                           33432-3720
---------------------------------------       ---------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's Telephone: (561) 368-1427

Securities registered under Section 12(g) of the Exchange Act:

                                     Common
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State Issuer's revenues for its most recent fiscal year.        None
                                                         ----------------

The Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold within the past 60 days is $1,690,000.

State the number of shares outstanding of the issuer's common equity as of April 30, 2005: 5,940,000.

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

      The above referenced Articles of Incorporation, the Reinstatement of Media Advisory Group, and the amendment to the Articles of Incorporation changing the name to I & E Tropicals, Inc. are listed herein in ITEM 13 (Exhibits) and incorporated by reference as stated in the Index to Exhibits.

      On April 5, 2005 Articles of Amendment were filed with the Florida Department of State, changing the name of the Company to: VIRIDAX CORPORATION and changing the authorized capital stock of the Company to add Three Million (3,000,000) shares of Class A Preferred Stock at a par value of $1.00. This amendment is included as an Exhibit (3(i)(d) at Page Number starting at E-9.

      The Bylaws of the Company are listed herein in ITEM 13 (Exhibits) and incorporated by reference as stated in the Index to the Exhibits.

      On April 24, 2005 Viridax, Inc. entered into an agreement (more particularly described in (b) of this ITEM 1) whereby Viridax purchased certain bacteriophage-based products from Mycobis Corporation (a private corporation) in exchange for 2,000,000 shares of Viridax common stock. This Asset Purchase Agreement is included as Exhibit (ITEM 13) Number 10 starting at Page Number E-30

      (b) BUSINESS OF ISSUER

      The primary business of the Company (operating under the former name of I & E Tropicals, Inc.) has been the import/export of exotic marine life from the Bahamas to the Company in Florida for subsequent sale to end-use customers. However, due to a lack of funding the Company has been unable to continue its operations and has remained inactive since the end of its fiscal quarter ending October 31, 2002.

      In April, 2005 a business arrangement was reached whereby (1) the Company would purchase certain bacteriophage-based products in exchange for 2,000,000 shares of its common stock, (2) the Company name would be changed to Viridax Corporation, and (3) new management would be put in place to operate the Company in the course of its new primary business direction. While corporate emphasis will be placed upon the bacteriophage products, the Company does intend to continue its original business of importing and exporting exotic marine life as funding surplus will permit.

      Viridax Corporation (Viridax) is a biopharmaceutical discovery and development company formed to expedite the commercialization of new technologies and products for the treatment of bacterial infectious diseases, especially antibiotic-resistant infections. The bacteriophage-based technologies under development by Viridax specifically target bacterial pathogens that incite resistant infections in substantial human populations.

      In particular, the Company is developing specific bacteriophage products for the treatment of bacterial infections incited by Staphylococcus aureus and other Staphylococcal species encountered in the community setting and as nosocomial (hospital-acquired) agents. Many strains of Staphylococcus aureus and other Staphylococcal species are now resistant to most commercially-available antibiotics. The health threat and economic consequences of common Staph infections are now catastrophic areas of both the developing and the developed world.

      White it is the intention of the Company to develop its products for treatment in the United States, the Company does have the option of opening a Phage Therapy Center outside of the United States and offering immediate treatment using its now developed bacteriophage products. Phage therapy Centers now operate in Tbilisi, Republic of Georgia and in Tijuana, Mexico. The treatment centers in Tbilisi and Tijuana are owned by Phage International, Inc. (See www.phagetherapy.org/). If the company should so desire a number of additional countries will permit these treatment centers.

      Stapyhlococcus aureus (S. aureus or Staph) is a common infectious bacterium, typically encountered on the skin and in the nasal passages of healthy people. Staph can cause serious infections of the bone, soft tissue, eye, respiratory tract and blood stream, and it is one of the most common causes of skin infections.

      1. PRODUCTS

      Viridax plans to bring forward a series of high value biopharmaceutical products based on the development of new and modified bacteriophages including certain proprietary delivery technologies. Viridax's first products are being developed for the treatment of Staphylococcus aureus, astaphylococcal spp.

Leading Product Candidates:

         Staphylococcus aureus Bacteriophage
         (Respiratory and Systemic Infection Products):

         Staph Respiratory Infections
         Staph Systemic Infections

         Staphylococcus aureus Bacteriophage
         (Wound Infection Products)

         Abrasion, Diabetic Ulcer and Bed Sore Infections
         Surgical and Trauma Wound Infections

         Viridax currently has several forms of the retained stocks of its Staphylococcal "Product Candidate" Bacteriophage maintained in incubators as suspensions of bacteriophage in USP physiological saline at concentrations of about 10E9 - 10E10, at a monitored temperature of 4 degrees C, which is their optimal temperature for long-term stability. This Product Candidate Bacteriophage stock represents the core intellectual property and biological materials of Viridax, and is the retained source material for the Company's first series of products for the treatment of ophthalmic, respiratory, systemic and topical Staph infections in humans.

         Regulations of the US Food and Drug Administration prohibit the sale or use of Out-of-date, previously-manufactured, therapeutic products, either through interstate or international commerce. Therefore, Viridax does not maintain stores of previously-manufactured product. However, the Product Candidate Bacteriophage biological materials retained by Viridax will be used as core starting material for fermentation scale-up manufacturing of the Product Candidate Bacteriophage "Drug Substance" when operations are initiated. The Viridax Product Candidate Bacteriophage is a biological material in the form of a bacterial virus (i.e., a lytic bacteriophage) that will be amplified by fermentation manufacturing using the mass-culture of cells of a specific proprietary strain of the host bacterium, Staphylococcus aureus.

         2. ESTIMATED MARKETS

         The international infectious disease therapeutics market grew from about $16 billion in 1991 to more than $43 billion in 2002, and it continues to grow. The US market share has grown from about 31% to about 37%, while the Japanese market share has declined from about 26% to 21%. The European market share and the markets in the world have remained nearly stable during that period, with Europe represented by a 28% market share, and the rest of the world about 15%. The US market share for new generation antibiotics alone is anticipated to exceed $12 billion within the next year. This phenomenal growth continues in spite of the fact that bacteria have now developed resistance to nearly all of the antibiotic agents that represent the product growth leaders. This has led to a continual stream of new antibiotic products introduced to the market, many of which have a greatly shortened product life as a direct result of the more-rapid development of resistance by the target infectious bacteria.

         In US hospitals it is estimated that perhaps 3,000,000 patients are infected each year by bacterial pathogens, and from 80,000 to 100,000 people die from infections, compared with a yearly mortality of about 8,000 in the early 1990s by infectious diseases. About 90% of Staphylococcal infections, which are responsible for about 15% of all bacterial infections are now resistant to Penicillin, and 40-65% are resistant to methicillin.

         3. DEVELOPMENTAL STRATEGY

         Essential to the successful scale-up manufacturing of therapeutic products for preclinical and clinical testing, regulatory approval and commercial sale is the establishment of current Good Manufacturing Practices
(cGMP) systems of manufacturing that will result in the reproducible manufacturing of pharmaceutical products. Viridax managers have substantial expertise in the cGMP manufacturing of pharmaceutical products, and plan to have its initial products manufactured by contract at a facility in compliance with ICH cGMP regulations.

         The bacteriophage products are considered as biologicals by US FDA and UK MCA standards and guidelines. Viridax has experience in establishing systems to these standards. Scale-up cGMP batches of therapeutic phage for clinical use will be subcontracted to a contract manufacturing organization having direct experience with biopharmaceutical products.

         Viridax has developed a manufacturing relationship with a contract manufacturing facility in the U.S. that is prepared to initiate scale-up manufacturing to specifications required by Viridax for manufacturing of the first Staph page product in full compliance with USFDA guidelines. The Company has inspected the facility and intends to execute a contract manufacturing agreement upon achieving adequate funding.

         4. COMPETITION / RISK

         Competition for the Viridax technology products and markets is represented by any and all pharmaceutical and biotechnology companies that discover, make and sell antibiotic products for the treatment of infectious diseases. The competition that may be faced by Viridax during the discovery, development and marketing of its products will be represented by a combination of elements. Competition may be encountered from the discovery and invention of new antibiotics that may be analogs or derivatives of existing antibiotics to which resistance genes have not yet been expressed, or by new classes of antibiotics for which there may not yet exist resistance mechanisms within the genome. Such successes are unlikely, but could represent serious competition to Viridax.

         Greater competition to Viridax could be the emergence of new classes of agents that may represent novel biological mechanisms of action for which resistance mechanisms are unlikely events. Such an event could be the development of a new strategy for antibiosis employing novel biochemical mechanisms that would reduce lysis within bacterial cells, and that could mimic lysozyme activity, or that perhaps could incite lytic activity within the bacterial cell, and that perhaps could be gene mediated. Also, there are new classes of naturally occurring biological agents being investigated that induce the formation of pores in bacterial cell membranes and cell walls, and that could also result in a form of cell lysis. Viridax is currently unaware of any company or technology that may represent immediate or direct competition to its technology or products , but it must be assumed that technologically-competent scientists and companies are working to discover and develop new technologies and products that will be competitive with those of Viridax.

         There are currently several US and international biotechnology companies that are exploiting bacteriophage as therapeutic agents, plus a number of academic investigators. Most of the firms are seeking to develop bacteriophage for the treatment of animal disease, while others seek to develop antiseptic and disinfectant products using bacteriophage as the active ingredient. There are only a few companies that exclusively seek to develop therapeutic bacteriophages.

         Biophage, Inc. - Montreal, Canada www.biophage.com. Biophage exploits new platform technologies in the health industry, with focus on cancer, infectious diseases, inflammation and immune modulation. Therapeutic bacteriophage is a minor emphasis.

         Biopharm Pharmaceuticals - Tbilisi, Georgia biopharm@got.ge Biopharm acquired the phage production plant of the Eliava Institute. They make vitamins, various biomedical reagents, probiotics, and about 20 liters a month of phage products for local use.

         Exponential Biotherapies, Inc. - Port Washington, NY and Rockville, MD carltonebi@erols.com Exponential is developing bacteriophage for human infectious diseases, plus for food production and companion animals. Founded in 1993 Exponential was the first American company devoted to phage therapy. They have successfully completed a Phase I clinical trial.

         GangaGen - GangaGen Biotechnologies, Ltd., Bangalore, India ; GangaGen, Inc., Palo Alto, CA ; GangaGen Life Sciences, Inc., Ottawa, Canada www.gangagen.com GangaGen emphasizes the diagnosis, treatment and prevention of nosocomial infections, secondary infections, and topical infections. They plan to use bacteriophage technology to discover new treatments for enteric infections, as well as upper respiratory tract infections.

         Hexal Gentech - Holzkirchen, German - www.hexal-gentech.com Hexal develops novel bacteriophage therapeutics for the treatment of multidrug resistance bacterial infections. They emphasize the use of bacteriophage that are engineered to package anti-bacterial plasmids.

         Intralytics, Inc. - Baltimore, MD www.intralytix.com Intralytics is a biotechnology company focused on the production and marketing of products using bacteriophages to control bacterial pathogens in environmental, food processing and medical settings.

         MicroPeace Biotechnology Consulting - Melbourne, AU micropeace@hotmail.com MicroPeace is developing new compounds for the treatment of drug-resistant bacteria. They search for new classes of compounds in novel bacteria. They isolate rare bacteria as a service for industrial microbiologists who search for novel compounds with therapeutic activity.

         Novolytics Limited - Warwick, Coventry, UK www.novolytics.co.uk Novolytics was formed in 2002 as a spin-out from the University of Warwick, Coventry, UK, to exploit the results of their research into the use of bacteriophages to combat bacterial infection, initially antibiotic-resistant Staph infections.

         Phage Biotech, Ltd. - Tel Aviv, Israel www.page-biotech.com Phage Biotech focuses on the development, standardization, production and application of lytic bacteriophage technology toward an array of clinical, veterinary, agricultural, industrial and ecologic applications. They are conducting pre-clinical studies of Psuedomonas Keratitis and Endophthalmitis phage treatments.

         Phage Tech, Inc. - Montreal, Canada www.phagetech.com PhageTech is a biopharmaceutical company focused on the discovery and development of new classes of antibiotics for novel antibacterial targets based on phage genomics. PhageTech identifies proteins used by the phages to kill bacteria, plus the specific bacterial targets against which those proteins interact.

         Phage International, Inc. Los Altos, California 94024 www.phageinternational.com Phage International was formed in July of 2004. The company's goal is to become a primary marketer of bacteriophage therapies in the western world.

         Other Risk Factors

         It has been established that Viridax Corporation may face serious competition coming from new discoveries of antibiotics or new classes of agents. In addition to such considerations Viridax Corporation faces a number of risk factors, some of which are outlined below:

         o In order to move ahead to establish clinical trials it will require considerable funding. There is no assurance that such funding may be obtained, either from joint venture partners or sales of the Company stock.

         o Viridax Corporation is in the development stage and its proposed operations are subject to all of the risks inherent in the establishment of a new business. The Company has no operating revenues and none are expected until such time as the products are fully tested and approved in the U.S. There can be no assurance that the Company will ever achieve profitability.

         o The Company is totally dependent upon the technical and management skills of its present officers and directors. No provision has been developed to keep these key personnel or to offset their loss with adequate reserves or insurance.

         o        The Company is not trading under any venue of the NASD.
                  Consequently, the investor has no present means to gain a cash return on their investment. Also, there is no present prospect for a sale of the Company. And if the Company should commence trading there is no way to determine the price per share on any consistent basis.

         o Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the status of our business and the development or prospects for development of competitive business operations by others. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unable to raise additional funds when we need them, we may have to curtail or discontinue our operations.

         o We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Management intends to retain any earnings to finance the growth of its business. Management cannot assure you that the company will ever pay cash dividends. Accordingly, holders of our common stock will have to rely on the appreciation thereof and the ability to sell shares on the public market or as a private sale to realize any monies from holding the Company stock.


         REGULATORY CONSIDERATIONS

         The Viridax' products will be regulated by governing authorities in the United States, the UK and the EU, and other countries, both within the International Conference on Harmonization (ICH) and without, according to the country's local regulatory requirements. The regulatory process in European Community (EEC) is similar to that in the USA. The clinical trials process is initiated by filing a CTX (the US equivalent is the Investigational New Drug Application or IND) for therapeutic products with the Medicines Control Agency
(MCA), which is analogous to the US Food and Drug Administration (FDA). The MCA application dossier contains, among other sections, (1) A summary of the dossier, (2) Chemical, pharmaceutical and biological documentation, (3) Pharmacotoxicolological documentation; and, (4) Clinical trials documentation, all of which are similar to the US counterpart.

         In the US, such products are regulated by the US Food and Drug Administration (FDA) pursuant to the federal Food, Drug and Cosmetic Act and the Public Health Service Act. These regulations govern preclinical and clinical testing conducted to establish safety and effectiveness, product licensure prior to marketing, and manufacturing compliance. In addition to FDA regulations, the Company is also subject to other federal and state regulations, such as the occupational Safety and Health Act and the Environmental Protection Act. The major steps required before a pharmaceutical agent may be marketed in the US include (1) preclinical testing, (2) submission to the FDA of an IND, which must become effective prior to commencing human clinical trials, (3) the performance and evaluation of scientifically-valid and well-controlled human clinical trials to establish safety and efficacy, (4) submission of a New Drug Application (NDA) or a product License Application (PLA) to the FDA, and (5) FDA approval of the NDA or PLA prior to product commercialization. In additional to obtaining FDA approval for each product, each drug manufacturing establishment must undergo pre-approval inspection by the FDA.

         The Company regulatory strategy is to expedite clinical trials, to enable registration and marketing approval through MCA and FDA sanctioned accelerated review and approval mechanisms for products for life-threatening diseases or products with a compelling pharmacoeconomic benefit. All preclinical studies will be conducted in compliance with FDA current Good Laboratory Practices (cGLP) guidelines, as well as international standards for worldwide licensing. It should be noted that the Company has the alternative development option of selling its products outside the United States should it encounter difficulties in complying with federal requirements that are now unforeseen.

         EMPLOYEES

         At the present time, the Company President is the only full-time employee. He is not currently drawing a salary.

         CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

         o        Our ability to obtain capital;

         o        Our ability to fully implement our business plan;

         o General economic and business conditions, both nationally and in our markets;

         o Our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

         o        Anticipated trends in our business;

         o Other risk factors set forth under "Other Risk Factors" in this report.

         In addition, in this report, we use words or phrases such as "high value", "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

         We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company owns no real property, nor does it have any leasehold interests at this time.

         The Company executive offices are provided, without payment of rent at this time at 270 NW 3rd Court, Boca Raton, Florida. This address is the location of the offices of Ledyard H. DeWees, P.A., the law firm representing Viridax Corporation which has agreed to provide office space and secretarial assistance without charge.

ITEM 3.  LEGAL PROCEEDINGS

         There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and/or its directors.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 15, 2005, the Board of Directors approved a resolution that the corporation change its name to Viridax Corporation and change the authorized capital stock to add 3,000,000 shares of Class A Preferred Stock at a par value of $1.00 per share, subject to the approval of stockholders having a voting majority interest of all outstanding stock. Consistent with this Resolution a
Schedule 14C was filed with the Securities and Exchange Commission and mailed to all stockholders of record on February 15, 2005, informing them of the proposed amendments to the Articles of Incorporation. No proxies were solicited and the stockholders were requested not to send proxies to the management.

         As explained in the Schedule 14C Information Statement, Florida Statute
Section 607.0704 provides that when action is taken by those shareholders, without a meeting, having the necessary minimum votes that would be necessary to take such action at a meeting where all voting groups entitled to vote thereon were present and voted, the Corporation must notify its shareholders within ten days after receiving written authorization by those persons holding a majority of the outstanding voting common stock approving the actions taken without a meeting.

         The Company received the above-referenced authorizations to change the Company name and add the specified preferred stock on March 1, 2005 by stockholders owning 76.92% of all outstanding voting stock. Accordingly, after compliance with the notice requirements of Schedule 14C, the amendments were submitted to the Florida Department of State and filed on April 5, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (A)      MARKET INFORMATION

         There is no public trading market for the Company's stock and management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker regarding a public market for the stock.

         (B)      HOLDERS

         There are 29 shareholders of record of the Company's common stock.

         (C)      DIVIDENDS

         The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

         (D)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
                  PLANS.

         None.

         (E)      RECENT SALES OF UNREGISTERED SECURITIES

         On April 24, 2005 the Company executed an Asset Purchase Agreement with Mycobis Corporation, a private company, whereby Viridax purchased certain bacteriophage-based products in exchange for 2,000,000 shares of its common stock. A copy of this Agreement is provided as Exhibit (3)(1)(d) at Page Number E-9. The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") as being a transaction by the issuer not involving any public offering. In consideration of the factors in determining whether a transaction is a public offering, such factors being (1) the number of the offerees and their relationship to each other and to the issuer, (2) the number of units offered, (3) the size of the offering, (4) the manner of the offering, the Company takes the position that because the number of offerees was one, the shares as issued were restricted, and the manner of the offering was a business transaction under direct negotiation between the two parties, no public offering was involved.

         By approval of the Board of Directors, on April 15, 2005 the Company sold 25,000 shares of its common stock to an unrelated non-affiliated individual for the cash price of $25,000.00 and on April 29,2005 the Company sold 15,000 shares of its common stock to an unrelated non-affiliated individual for the cash price of $15,000.00. In both situations, the Company claims an exemption under Section 4(2) of the Act, based on the factors as set forth above, the Company takes the position that these two separate sales were sales not involving a public offering, The purpose of the 4(2) exemption was to permit an issuer to make a specific or isolated sale of its securities to particular persons without incurring the expense of registration. That is precisely the situation in the sales identified above to sophisticated investors.

ITEM 6.  PLAN OF OPERATION

         The plan of operation for Viridax over the next twelve months, assuming adequate funding, is to enter into an agreement with a Contract Research Organization (CRO) to have that Organization implement the following procedures with the Company's Lead Product Candidate ( Staph aureus Phage - R1):

         o        Scale-up Fermentation Manufacturing to cGMP

         o        Drug Substance Purification

         o        Analytical Methods Development ( Identity, Purity, Potency)

         o        Genomics ( Sequencing, Bioinformatics, Microarray Technology)

         o        Stability Studies ( Drug Substance and Finished Product)

         o        Phage Banking and Host Bacterial Cell Banking

         o        Documentation (Laboratory, Manufacturing, Regulatory, Quality)

         o        Formulations Development (for Delivery)

         The objective behind the out-sourcing to a CRO is obtain a product to be used in Phase I and Phase II clinical trials,

         The Company estimates that it will take twelve months to complete the Formulations Development and thus be ready for regulatory filings and actual clinical trials, The Company further estimates that it will cost approximately $1.5 million dollars to complete the steps as outlined above through the formulations development,

         Because the Company President is the only full-time employee and has agreed to serve without compensation until such time as proper funding is obtained and other operational cash requirements are minimal, the Company feels that it can maintain itself until funding is obtained.


ITEM 7.  FINANCIAL STATEMENTS

         Attached audited financial statements for Viridax Corporation, for the year ended April 30, 2005 are submitted in compliance with Item 310 of Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 8A.       CONTROLS AND PROCEDURES

         Under the supervision and with the participation of management, including the Chief Executive Officer, as the primary Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

                 Not applicable


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    (A)    IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name                      Age      Position

Richard C. Honour         65       President, Chief Executive Officer

                                   Director, Chairman

Ledyard H. DeWees         73
                                   Secretary

Michael C. Maloney        55
                                   Director

Javid Sheikh              51
                                   Director

Brett L. DeWees           39
                                   Director

         Richard C. Honour, Ph.D., President and CEO, Director

         From 1997-2002, Dr. Honour served as the President and CEO of Phage Therapeutics, Inc. and Phage Therapeutics International, Inc. companies involved in the discovery and development of bacteriophage pharmaceutical products for the treatment of antibiotic-resistant and other bacterial infections. In 2003 he served as a Director of Phage Genomics, Inc., a company also involved in the discovery and development of bacteriophage pharmaceutical products for the treatment of antibiotic-resistant and other bacterial infections. In 2002, to the present day he is a Director of Eulara Corporation, a company that develops and markets skin care products and dietary supplements. He is also the current President of Mycobis Corporation, a Florida biopharmaceutical company formed to discover and develop bacteriophage therapeutic agents for the treatment of antibiotic-resistant and sensitive bacterial pathogens. Dr. Honour was named to the Board of Directors on April 25, 2005.

         Ledyard H. DeWees, Esq., Secretary

         Mr. DeWees is an attorney and a member of the Florida Bar since 1959. For the past five years he has limited his practice to corporate and securities laws. He was named as Secretary on April 25, 2005.

         Michael C. Maloney, RAC, Director

         Mr. Maloney has 28 years of experience in FDA regulated medical products including medical devices, in vitro diagnostics, drugs, biologics, critical care monitoring equipment and contract manufacturing. He was President and CEO of La Haye Laboratories, Inc. from 1997-2001 and President and CEO of Emerald Pharmaceuticals, L.P. from 2001-2004. He is currently Senior Regulatory Affairs Specialist of ZymoGenetics, Inc. Mr. Maloney holds a BA in Biological Sciences from San Jose State University and is regulatory affairs certified
(RAC) through the Regulatory Affairs Professional Society. He was named to the Board of Directors on April 25, 2005.

         Javaid L Sheikh, MD, MBA, Director

         Dr. Sheikh. has served as Associate Professor of Psychiatry, Stanford School of Medicine, from 1993 to the present day. From 1997 to the present he is also the Associate Chief of Staff for Mental Health, Veterans Affairs Palo Alto Health Care System and Staff Physician, Psychiatry Service, VA, Palo Alto Health Care System. In addition to his university teaching, research and physician practice responsibilities, Dr. Sheikh is also Scientific Advisor and Consultant for seven multinational pharmaceutical companies. He is the author or co-author on more than 100 peer-reviewed articles and abstracts in various fields of psychiatry and behavioral sciences. He was named to the Board of Directors on April 25, 2005. Dr. Sheikh is also a Director of Liska Biometry, a reporting company.

         Brett L. DeWees, Director

         Since 2001, Brett DeWees has served as the President and Director of Viridax Corporation. In addition to his duties as a Director of Viridax, Mr. DeWees is the President and CEO of Underwater Marine Collectors, Inc. a Florida corporation whose primary activity is the collection of exotic marine life, since June 2003.

         (B)    Family Relationships

         Brett DeWees, Director, is the son of Ledyard H. DeWees, Secretary. There are no other family relationships

         (C)   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Not applicable.

         (D)    AUDIT COMMITTEE, FINANCIAL EXPERT

         At the present time the Board of Directors does not have an audit committee financial expert serving on its audit committee. Previously, the inactive status of the Company did not indicate that an audit / committee financial expert was required. However, recognizing that the need for such a financial expert is now necessary, the Board is in the process of obtaining such an expert to serve on its Board of Directors.

         (E)    IDENTIFICATION OF THE AUDIT COMMITTEE

         The Company does not, at this time, have a separately-designated standing audit committee. Accordingly, in accordance with the provisions of section 3(a)(58)(A) of the Exchange Act, the entire Board of Directors is acting as the Company's audit committee.

         The audit committee has adopted a formal charter specifying (i) the scope of the audit committee's responsibilities and how to carry out those responsibilities, including structure, processes and membership requirements,
(ii) receipt from the outside auditor of a formal written statement delineating all relationships between the auditor and the Company, consistent with Independence Standards Boards Standard I, and the Committee's responsibility for actively engaging in communications with the auditor pertaining to any relationships that may impact the objectivity of the auditor and (iii) items pertaining to the outside auditor's accountability to the Board of Directors and the audit committee.

         The audit committee has also adopted guidelines and procedures consistent with the requirements and standards of Section 301 of the Sarbanes-Oxley Act of 2002, amending Section 10A of the Securities Exchange Act of 1934.

         (F)    CODE OF ETHICS

         The Company has adopted a Code of Ethics that applies to the Company's chief executive officer, principal accounting officer or controller, or employees of whatever designation performing similar functions.

         For purposes of clarification, the term "code of ethics" means the written standards that are reasonably designed to deter wrongdoing and to promote:

         o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

         o Full, fair, accurate timely and understandable disclosure in the periodic reports required to be filed by the company.

         o Compliance with applicable governmental laws, rules and regulations.

         o Prompt internal reporting to the appropriate persons identified in the code of violations of the code; and

         o        Accountability for adherence to the code.

         The full text of the Company's "Code of Business Conduct and Ethics" is included herein as an Exhibit in Item 13, Exhibit 14, starting at page E-39. The company will provide to any person without charge a copy of its Code of Business conduct and Ethics upon receiving a written request therefore at the main office of the Company, delivered by letter or facsimile form.

ITEM 10. EXECUTIVE COMPENSATION

         (a)   GENERAL

         At this time there is no plan or non-plan compensation awarded to, earned by, or paid to any executive officer of the Company or any director thereof.

         (b)   SUMMARY COMPENSATION TABLE

         Not applicable. No executive compensation plan is under consideration.

         (c)   OPTION/SAR GRANTS TABLE

         Not applicable.

         (d) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTIONS/SAR VALUE TABLE

         Not applicable.

         (e)    LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

         Not applicable.

         (f)    COMPENSATION OF DIRECTORS

         There are no arrangements whatsoever pertaining to compensation for the directors, including expense reimbursement.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a)    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
                PLANS

         None

         (b)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such voting securities..

                               Name and Address                       Amount and Nature                Percent of
Title of Class                of Beneficial Owner                    of Beneficial Owner                  Class
------------------- ------------------------------------------ ------------------------------ -----------------------------
Common              Brett L. DeWees                            2,000,000 shares               33.67%
                    737 SE 1st Way, Apt. 107                   Direct Ownership
                    Deerfield Beach, FL 33441
------------------- ------------------------------------------ ------------------------------ -----------------------------
Common              Bonnie Irby                                500,000                        8.41%
                    737 SE 1st Way, Apt. 107                   Direct Ownership
                    Deerfield Beach, FL 33441
------------------- ------------------------------------------ ------------------------------ -----------------------------
Common              Mycobis Corporation                        2,000,000 shares               33.67%
                    19211 64th Place, NE                       Direct Ownership
                    Kenmore, WA  98028
------------------- ------------------------------------------ ------------------------------ -----------------------------




         (C)    SECURITY OWNERSHIP OF MANAGEMENT

                                  Name and Address                   Amount and Nature                 Percent of
Title of Class                  of Beneficial Owner                 of Beneficial Owner                  Class
------------------- ------------------------------------------ ------------------------------ -----------------------------
Common              Brett L. DeWees                            2,000,000 shares               33.67%
                    737 SE 1st Way, Apt. 107                   Direct Ownership
                    Deerfield Beach, FL 33441
------------------- ------------------------------------------ ------------------------------ -----------------------------

      Note: No listed beneficial owner has the right to acquire options, warrants, rights, conversion privileges or similar obligations.

         (D)    CHANGES IN CONTROL

         Not applicable


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable


ITEM 13.  EXHIBITS

         (a) INDEX TO EXHIBITS

      Exhibit Number     Page Number                 Description
      --------------     -----------                 -----------

         3(i)(a)             E-1                *Articles of Incorporation of
                                                Media Advisory Group, Inc.

         3(i)(b)             E-6                *Certification of Reinstatement

         3(i)(c)             E-7                *Articles of Amendment changing
                                                name to I & E Tropicals, Inc.

         3(i)(d)             E-9                Articles of Amendment changing
                                                name to Viridax Corporation

         3(ii)               E-10               *Bylaws of Viridax Corporation

         10                  E-30               Asset Purchase Agreement

         14                  E-39               Code of Ethics

         31.1                E-41               Certification by President

         32.1                E-43               Certification, 18 U.S.C.

*Incorporated by reference to Form 10-SB/12G, filed 1/7/02.

         (b) REPORTS ON FORM 8-K

         None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (A)   Audit Fees

         The aggregate fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended April 30, 2005 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended July 31, 2004, October 31, 2004 and January 31, 2005 were $8,250.

         The aggregate audit fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended April 30, 2004 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended July 21, 2003, October 31, 2003 and January 31, 2004 were $6,675.

         (B) Audit-Related Fees

         None.

         (C) Tax Fees

         The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $575. The services comprising these fees were for the preparation of federal and state tax returns

         (D) All Other Fees

         None.

         (E) Pre-Approval Policies

         The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the Audit Committee prior to the completion of the audit.

                                   SIGNATURES


      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  June 27, 2005                        By:  /s/  Richard C. Honour
                                                  -----------------------------
                                                  Name:  Richard C. Honour
                                                  Title: President


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/   Richard C. Honour                   President and Director
------------------------------------
Richard C. Honour


/s/   Ledyard H. DeWees                   Secretary
------------------------------------
Ledyard H. DeWees


/s/   Michael C. Maloney                  Director
------------------------------------
Michael C. Maloney


/s/   Javaid Sheikh                       Director
Javaid Sheikh


/s/   Brett L. DeWees                     Director
------------------------------------
Brett L. DeWees

                               VIRIDAX CORPORATION

                          (F/K/A I & E TROPICALS, INC.)

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2005

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)



                                    CONTENTS


                                                                         PAGE

 Independent Auditor's Report                                          F-1

 Financial Statements:

   Balance Sheet                                                       F-2

   Statements of Operations                                            F-3

   Statement of Changes in Stockholders'
   Equity (Deficit)                                                 F-4 to F-5

   Statements of Cash Flows                                         F-6 to F-7

   Notes to Financial Statements                                    F-8 to F-12

                          INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
Viridax Corporation, F/K/A  I & E Tropicals, Inc.

We have audited the accompanying balance sheet of Viridax Corporation, F/K/A I & E Tropicals, Inc. (a development stage company), as of April 30, 2005 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended April 30, 2005 and 2004 and for the period from July 1, 1998 (inception) through April 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viridax Corporation, F/K/A I & E Tropicals, Inc. (a development stage company) as of April 30, 2005, and the results of its operations and its cash flows for the years ended April 30, 2005 and 2004 and for the period from July 1, 1998 (inception) through April 30, 2005 in conformity with accounting principles generally accepted in the United States.

/s/ Earl M. Cohen C.P.A., P.A.
Certified Public Accountant

May 23, 2005
Boca Raton, Florida

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 APRIL 30, 2005

                                     ASSETS

CURRENT ASSETS
 Cash                                                                 $   36,106

OTHER ASSET
 Bacteriophage material                                                2,000,000
                                                                      ----------

TOTAL ASSETS                                                          $2,036,106
                                                                      ==========

                              STOCKHOLDERS' EQUITY

TOTAL STOCKHOLDERS' EQUITY                                            $2,036,106
                                                                      ==========

                Read accompanying Notes to Financial Statements.

                                                VIRIDAX CORPORATION
                                           (F/K/A I & E TROPICALS, INC.)
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS


                                                                          July 1,
                                                                           1998
                                       Year Ended      Year Ended      (Inception)
                                        April 30,       April 30,     to April 30,
                                          2005            2004             2005
                                      ------------    ------------    ------------
REVENUE                               $         --    $         --    $        735

EXPENSES
 General and administrative                 12,101           6,790          37,925
                                      ------------    ------------    ------------

NET (LOSS)                            $    (12,101)   $     (6,790)   $    (37,190)
                                      ============    ============    ============

(LOSS) PER SHARE                      $         --    $         --    $       (.01)
                                      ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                      3,919,702       3,900,000       2,517,557
                                      ============    ============    ============

                Read accompanying Notes to Financial Statements.

                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2005


                                                                                         Deficit
                                                                                       Accumulated
                                            Common Stock               Additional       During the
                                      Number of          Par             Paid-In       Development
                                       Shares           Value            Capital           Stage            Total
                                   --------------   --------------   --------------   --------------    --------------
July 15, 1998 - Common shares
 issued to founders for services
 rendered                               1,000,000   $        1,000   $        4,000   $           --    $        5,000
Net (loss)                                     --               --               --           (5,000)           (5,000)
                                   --------------   --------------   --------------   --------------    --------------
Balance - April 30, 1999                1,000,000            1,000            4,000           (5,000)               --

Net (loss)                                     --               --               --               --                --
                                   --------------   --------------   --------------   --------------    --------------
Balance - April 30, 2000                1,000,000            1,000            4,000           (5,000)               --

Net (loss)                                     --               --               --               --                --
                                   --------------   --------------   --------------   --------------    --------------
Balance - April 30, 2001                1,000,000            1,000            4,000           (5,000)               --

September 2001 - Common shares
 issued for cash                          280,000              280            1,120               --             1,400
October 2001 - Common shares
 issued for cash                        2,620,000            2,620           10,480               --            13,100
Net (loss)                                     --               --               --           (4,343)           (4,343)
                                   --------------   --------------   --------------   --------------    --------------
Balance - April 30, 2002                3,900,000            3,900           15,600           (9,343)           10,157

Net (loss)                                     --               --               --           (8,956)           (8,956)
                                   --------------   --------------   --------------   --------------    --------------
Balance - April 30, 2003                3,900,000            3,900           15,600          (18,299)            1,201

Net (loss)                                     --               --               --           (6,790)           (6,790)
Conversion of net stockholders
 loans to additional paid-in
 capital                                       --               --              245               --               245
                                   --------------   --------------   --------------   --------------    --------------

Balance - April 30, 2004                3,900,000   $        3,900   $       15,845   $      (25,089)   $       (5,344)




                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)


       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
           PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2005


                                                                                    Deficit
                                                                                  Accumulated
                                             Common Stock          Additional     During the
                                       Number of         Par         Paid-In      Development
                                        Shares         Value         Capital          Stage           Total
                                     ------------   ------------   ------------   ------------    ------------
Balances forward                        3,900,000   $      3,900   $     15,845   $    (25,089)   $     (5,344)

April 2005
 Common shares issued for cash             40,000             40         39,960             --          40,000
 Common shares issued for purchase
 of bacteriophage material              2,000,000          2,000      1,998,000             --       2,000,000
Net (loss)                                     --             --             --        (12,101)        (12,101)
Conversion of notes payable and
 accrued interest and net
 stockholders loans to additional
 paid-in capital                               --             --         13,551             --          13,551
                                     ------------   ------------   ------------   ------------    ------------
Balance - April 30, 2005                5,940,000   $      5,940   $  2,067,356   $    (37,190)   $  2,036,106
                                     ============   ============   ============   ============    ============


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                  July 1,
                                                                                   1998
                                                 Year Ended      Year Ended     (Inception)
                                                  April 30,       April 30,     to April 30,
                                                    2005            2004            2005
                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                     $    (12,101)   $     (6,790)   $    (37,190)
 Adjustments to reconcile net (loss)
  to cash used in operating activities:
   Common shares issued for services
    rendered                                              --              --           5,000
   Increase in accrued interest                          232             249             576
                                                ------------    ------------    ------------

NET CASH (USED IN) OPERATING ACTIVITIES              (11,871)         (6,541)        (31,614)
                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder               --              --         (12,000)
 Repayments of loans receivable - stockholder             --              --           4,000
                                                ------------    ------------    ------------

NET CASH (USED IN) INVESTING ACTIVITIES                   --              --          (8,000)
                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of notes payable                                --              --           5,000
 Issuance of common stock                             40,000              --          54,500
 Increase in amount due to stockholder                 7,975           6,195          16,220
                                                ------------    ------------    ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             47,975           6,195          75,720
                                                ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                       36,106            (346)         36,106

CASH - BEGINNING                                          --             346              --
                                                ------------    ------------    ------------

CASH - ENDING                                   $     36,106    $         --    $     36,106
                                                ============    ============    ============


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)

                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                               July 1,
                                                                                1998
                                                Year Ended     Year Ended    (Inception)
                                                 April 30,      April 30,    to April 30,
                                                   2005           2004           2005
                                               ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services
  rendered                                     $         --   $         --   $      5,000
                                               ============   ============   ============

 Common shares issued for purchase
 of bacteriophage material                     $  2,000,000   $         --   $  2,000,000
                                               ============   ============   ============

 Conversion of notes payable and accrued
 interest and net stockholders loans to
  additional paid-in capital                   $     13,551   $        245   $     13,796
                                               ============   ============   ============




                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2005



NOTE 1.           ORGANIZATION

                  Viridax Corporation was incorporated on July 1, 1998 under the laws of the State of Florida as Media Advisory Group, Inc. and on August 6, 2001 changed its name to I & E Tropicals, Inc. On April 5, 2005, the company amended its Articles of Incorporation to change its name to Viridax Corporation. The Company is currently inactive, however, with the purchase of the bacteriophage material referred to in Note 3, the Company is pursuing its plan to expedite the bacteriophage material's commercialization. This bacteriophage material is expected to be used for the treatment of bacterial infections incited by Staphylococcus aureus and other Staphlylococcus species. The Company also intends to continue its business plan for the importing and exporting of exotic marine life and received its wholesale saltwater products license on May 9, 2002. The company's headquarters is in Boca Raton, Florida.

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Income Taxes

                  Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                 APRIL 30, 2005



NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Income Taxes (Continued)

                  provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

                  (Loss) Per Share

                  (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of common shares outstanding.

                  Statement of Cash Flows

                  For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2005, the Company had no cash equivalents.

                  Use of Estimates

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements and those differences could be material.

NOTE 3.           ASSET ACQUISITION

                  On April 24, 2005 the Company entered into an agreement with a biomedical company to purchase certain Staphylococcus aureus bacteriophages in exchange for 2,000,000 shares of common stock. The bacteriophages were valued at $2 million based upon the Company's most recent

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2005



NOTE 3.           ASSET ACQUISITION (CONTINUED)

                  sale of common stock for cash (Note 6). The Company intends to expedite the commercialization of the bacteriophages by obtaining financing to complete pre- clinical testing and initiate clinical trials in order to obtain regulatory approval for marketing. In the alternative, a market currently exists for the bacteriophage material in certain countries outside the United States.

NOTE 4.           NOTES PAYABLE AND STOCKHOLDER LOANS

                  Notes payable, stockholder loans and accrued interest aggregating $13,551 were converted to additional paid-in capital during the year.

NOTE 5.           INCOME TAXES

                  As of April 30, 2005 and 2004, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income taxes are as follows:

                                                           2005        2004
                                                         -------    -------

                      Net operating loss carryforwards   $ 5,150    $ 2,950
                      Start-up expenditures                1,750      1,750
                                                         -------    -------
                                                           6,900      4,700
                      Less: Valuation allowance           (6,900)    (4,700)
                                                         -------    -------

                  Net deferred income tax asset          $    --    $    --
                                                         =======    =======

                  During the years ended April 30, 2005 and 2004, the valuation allowance increased by $2,200 and $1,300, respectively.

                  The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2005



NOTE 5.           INCOME TAXES (CONTINUED)

                                                  2005      2004
                                                --------  --------

                  Tax (benefit) at federal
                   statutory rate                 (15.00)%  (15.00)%
                  State tax (benefit), net of
                   federal benefit                 (3.63)    (3.63)
                  Valuation allowance              18.63     18.63
                                                --------  --------

                  Tax provision (benefit)          00.00%    00.00%
                                                ========  ========

                  The Company has net operating loss carryforwards for federal and state purposes of approximately $27,800 available to offset future taxable income. The net operating loss carryforwards, if not used, expire through December 31, 2024.

NOTE 6.           CAPITAL STOCK

                  The Company has 50,000,000 shares of $.001 par value common stock authorized.

                  During April 2005, the Company sold 40,000 shares of common stock for cash at $1 per share exempt from registration under
                  Section 4(2) of the Securities Act of 1933. In addition, the Company issued 2,000,000 shares of common stock for the purchase of bacteriophage material valued at $2 million (Note
                  3).

                  As of April 30, 2005, 5,940,000 shares of common stock were issued and outstanding.

                  Shareholders of common stock have one vote per share.

                  On February 15, 2005, the Company amended its Articles of Incorporation to change the authorized capital stock to add 3,000,000 shares of Class A Preferred Stock at a par

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2005

NOTE 6.           CAPITAL STOCK (CONTINUED)

                  value of $1 per share. The preferred shares are non-cumulative, non-voting and convertible to common shares within the first 3 years under the following schedule: shares converted within the first year of purchase shall receive 4 shares of common for every share of preferred; shares converted in the second year after purchase shall receive 4.4 shares of common for every share of preferred; shares converted in the third year after purchase shall receive 4.6 shares of common for every share of preferred; after 3 years of ownership, the shareholder shall receive 5 shares of common for every share of preferred, but the right to convert must be exercised within 30 days of the 3 year anniversary of purchase or the conversion right will lapse.

                  As of April 30, 2005, no preferred shares were issued and outstanding.