Form 10QSB
period 2005-07-31
VIRIDAX CORP
filed 2005-09-14
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended July 31, 2005

                             Commission File Number

                                     0-33473

                              VIRIDAX CORPORATION.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

              As of August 31, 2005, there are 23,890,000 shares of
                            common stock outstanding.

                     Transitional Small Business Format: No
                                                         --

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended July 31, 2005 are submitted in compliance with Item 310(b) of Regulation S-B.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JULY 31, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
 Cash                                                                 $   51,268

OTHER ASSET
 Bacteriophage material                                                2,000,000
                                                                      ----------

TOTAL ASSETS                                                          $2,051,268
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Accounts payable                                                     $    2,542
                                                                      ----------

COMMITMENTS

STOCKHOLDER'S EQUITY
 Non-cumulative, convertible preferred stock, $1 par value,
   3,000,000 shares authorized, -0- shares issued and outstanding
 Common stock, $.001 par value, 50,000,000 shares authorized,
   24,227,500 shares issued  and outstanding                              24,228
 Additional paid-in capital                                            2,436,568
 Stock subscriptions receivable                                        (280,000)
 Deficit accumulated during the development stage                      (132,070)
                                                                      ----------

         Total Stockholders' Equity                                    2,048,726
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,051,268
                                                                      ==========

                Read accompanying Notes to Financial Statements.

                              VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Period From
                                                                    July 1,1998
                                          Three Months              (Inception)
                                          Ended July 31,            To July 31,
                                       2005             2004            2005
                                   ------------    ------------    ------------
REVENUES                           $         --    $         --    $        735

EXPENSES
 General and administrative              94,880              63         132,805
                                   ------------    ------------    ------------

NET (LOSS)                         $    (94,880)   $        (63)   $   (132,070)
                                   ============    ============    ============

(LOSS) PER SHARE                   $         --    $         --    $       (.01)
                                   ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  15,667,384      15,600,000      11,006,384
                                   ============    ============    ============

                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Period From
                                               Three            Three        July 1, 1998
                                            Months Ended     Months Ended    (Inception)
                                               July 31,        July  31,     to July 31,
                                                2005             2004            2005
                                              ---------       ---------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                     $ (94,880)    $     (63)      $(132,070)
 Adjustments to reconcile net loss to net
  cash (used in) operating activities:
   Common shares issued for services
    rendered                                           --
                                                                     --           5,000
   Conversion of accrued interest to
    additional paid-in capital                         --            63             576
   Increase in accounts payable                     2,542            --           2,542
                                                ---------     ---------       ---------

NET CASH (USED IN) OPERATING ACTIVITIES           (92,338)           --        (123,952)
                                                ---------     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder            --            --
                                                                                (12,000)
 Repayment of loans receivable - stockholder           --            --           4,000
                                                ---------     ---------       ---------
NET CASH (USED IN) INVESTING ACTIVITIES                --            --          (8,000)
                                                ---------     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock, net                    107,500            --         162,000
 Increase in amount due to stockholder                 --            --          16,220
 Proceeds of note payable                              --            --           5,000
                                                ---------     ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES         107,500            --         183,220
                                                ---------     ---------       ---------

NET INCREASE IN CASH                               15,162            --          51,268
CASH - BEGINNING                                   36,106            --              --
                                                ---------     ---------       ---------
CASH - ENDING                                   $  51,268     $      --       $  51,268
                                                =========     =========       =========

                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Period From
                                                Three          Three        July 1,1998
                                             Months Ended   Months Ended    (Inception)
                                               July 31,       July 31,      to July 31,
                                                 2005          2004             2005
                                              ----------    ----------     -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

Common shares issued for services rendered    $       --    $       --      $    5,000
                                              ==========    ==========      ==========

Common shares issued for purchase
of bacteriophage material                     $       --    $       --      $2,000,000
                                              ==========    ==========      ==========

Conversion of net stockholders loans to
additional paid-in capital                    $       --    $       --      $   13,796
                                              ==========    ==========      ==========

                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 1.  ORGANIZATION

         Viridax Corporation was incorporated on July 1, 1998 under the laws of the State of Florida as Media Advisory Group, Inc. and on August 6, 2001 changed its name to I & E Tropicals, Inc. On April 5, 2005, the Company amended its Articles of Incorporation to change its name to Viridax Corporation. With the acquisition of the bacteriophage material on April 24, 2005, the Company is pursuing its plan to expedite the bacteriophage material's commercialization. This bacteriophage material is expected to be used for the treatment of bacterial infections incited by Staphylococcus aureus and other Staphlylococcus species. The Company also intends to continue its business plan for the importing and exporting of exotic marine life and received its wholesale saltwater products license on May 9, 2002. The company's headquarters is in Boca Raton, Florida.

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

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Basis of Presentation (Continued)

         financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2005, included in the Company's Form 10-KSB as filed with the SEC. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending April 30, 2005.

         (Loss) Per Share

         (Loss) per share is computed by dividing net (loss) for the period by the weighted average number of shares outstanding.

         Use of Estimates

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements and the differences could be material.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 3.  RELATED PARTY TRANSACTIONS

         During the three months ended July 31, 2005, the Company entered into a consulting agreement with the Company's president to provide technical and procedural advisory services at a rate of $200 per hour. The agreement is effective until terminated by either party upon fifteen days notice. During the three months ended July 31, 2005, $19,500 was paid. Effective September 1, 2005, the consulting agreement was terminated and the Company's president was placed on payroll for compensation of $5,000 per month.

         During the three months ended July 31, 2005, $18,750 was paid to a stockholder for legal services rendered.

NOTE 4.  CAPITAL STOCK

         The Company has 3,000,000 shares of non-cumulative, convertible preferred stock of $1 par value authorized and 50,000,000 shares of $.001 par value common stock authorized.

         On June 1, 2005, the Company entered into a Stock Purchase Agreement for the sale, on a best efforts basis, of an aggregate of 500,000 shares of common stock for $1 per share, as determined by the Company's management, exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provides for the purchase of the shares at irregular intervals. During the three month period ended July 31, 2005, 67,500 common shares were sold for cash totaling $67,500.

         Effective June 30, 2005, the Board of Directors approved a 4 for 1 stock split. As a result of the stock split, the 5,940,000 common shares issued and outstanding have been retroactively adjusted to 23,760,000 common shares.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2005

NOTE 4.  CAPITAL STOCK (CONTINUED)

         On July 1, 2005, the Company entered into a Stock Purchase Agreement for the sale of an aggregate of 400,000 shares of common stock for $.80 per share, as determined by the Company's management, exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provides for the purchase of the shares in installments with the first installment of 50,000 shares ($40,000) due within ten days of the date of the Agreement. The remaining 350,000 shares are to be paid in not more than seven installments with a minimum of 50,000 shares per installment. All remaining installments are to be made within 180 days following the date of the Agreement. During the three month period ended July 31, 2005, 50,000 common shares were sold for cash totaling $40,000. Stock subscriptions receivable have been recorded for the to be issued 350,000 common shares.

         As of July 31, 2005, -0- and 24,227,500 preferred and common shares were issued and outstanding, respectively.

         Subsequent to July 31, 2005, 12,500 common shares were sold for cash totaling $12,500.

NOTE 5.  COMMITMENTS

         During the three months ended July 31, 2005, the Company entered into a one year consulting agreement for $3,000 per month for the creation, design and management of a bacteriophage information data base. The agreement can be terminated at any time by the Company or upon 30 days notice from the consultant.

ITEM 2. PLAN OF OPERATION

      The Company's plan of operation for the next twelve months is to acquire adequate laboratory space to continue its development of high value biopharmaceutical products, to complete a contractual relationship with a manufacturing facility to produce the Company's first Staph phage product in compliance with USFDA guidelines, to commence preclinical and clinical testing, and to obtain the financing necessary to achieve these objectives.

      The Company has obtained the services of a physician investigator to take the lead position in the scientific and medical literature searches for the purposes of intellectual property prior art and to develop a literature data base in support of anticipated US Food and Drug Administration (FDA) regulatory filings. The cumulative data base is also being formatted into a CD presentation to assist due diligence providers during the financing process.

      VIRIDAX has identified and is negotiating a lease agreement for finished laboratory and office space in a Bothell, WA biotechnology park (Canyon Park, Bothell, WA). The targeted space is approximately 5,000 square feet consisting of about 4,000 square feet of fully configured laboratory space and about 1,000 square feet of office space. The space was recently built to specifications and occupied by a biotechnology firm that moved to expansion space in Seattle, WA. The laboratory space is fully founded with laboratory benching, air, water and gas fixtures, appropriate power for the required laboratory equipment, built-in walk-in refrigerators, built-in media and autoclave equipment, hepafiltered air supply, separate contained laboratory spaces and secured access.

      The Company, acting through its President, attended a key national meeting sponsored by the Department of Homeland Security (DHS, Atlanta, GA) and evaluated opportunities for possible DHS funding of the development of key bacteriophage agents of strategic national security value.

      In order to achieve the above-stated objectives, the Company estimates that it will require additional funding of approximately Four and One-Half Million Dollars to support the first 12 months of pharmaceutical development operations. The Company plans to acquire this funding through a sale of its common and preferred stock, primarily conducted under the rules and regulations of Regulation S as promulgated by the Securities and Exchange Commission.

      It is a long-range objective of Viridax Corporation to bring forward a series of high value biopharmaceutical products based on the development of new and modified bacteriophages including certain proprietary delivery technologies. While the Company has the option of taking its bacteriophage therapy to foreign countries, such as phage therapy centers now operating in Tbillisi, Republic of Georgia and Tijuana, Mexico, where typical prices for phage-based treatment range from US $8,000 to $20,000, it has decided to gain approval under United States federal and state regulations in order to market its products in this country. As a consequence, until all required testing is completed and final approvals obtained, the Company will not expect any revenue stream. It does, however, expect that funding from sales of its stock will be sufficient to maintain the Company until revenues in the United States may be obtained. There is certainly no assurance that the anticipated stock sales will be realized as anticipated. In the alternate, the Company would seek funds in the form of loans. The Company has no loans on its books at this time, but there is no assurance that adequate, or any, loans could be obtained that would be sufficient to continue operations.

                           FORWARD-LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements by, or on behalf of our Company. From time to time, our representatives and we may make written or verbal forward-looking statements including statements contained in this report and other company filings with the SEC and in stockholder reports. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for financial performance, new and existing products and technologies, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other such expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results as to many factors including, but not limited to, our lack of revenues, future capital needs, uncertainty of capital funding, acceptability of product offerings, the effects of government regulations on our business, competition, and other risks. We undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, Viridax carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the said Officers have concluded that the Viridax disclosure controls and procedures are effective in timely alerting them to material information relating to company information required to be included in our periodic SEC filings. It should be noted that the design and system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that this design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      There were no changes in the Viridax internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

      Since the date of the evaluation to the filing date of this quarterly report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) On June 1, 2005 the Board of Directors approved a stock purchase agreement between the Company and Mason Fenway, Inc., a Seychelle Islands corporation, whereby the purchaser will buy, on a best efforts basis, an aggregate of 500,000 shares of the Company's common stock at U.S. $1.00 per share. As of July 31, 2005, a total of 67,500 shares have been sold. On July 1, 2005, the Board of Directors approved a stock purchase agreement with Rowland Associates, a BVI limited company, for the purchase of 400,000 shares of the Company's common stock, on an installment basis, at the price of US $.80 per share. The first installment under this agreement was for the purchase of 50,000 shares for the cash price of $40,000 on July 19, 2005.

            In the instance of both of the above-referenced stock purchase agreements, the Company has relied upon the exemption from registration provided by Regulation S as promulgated by the Securities & Exchange Commission. In both sales, the purchaser was not, and at the time of the acquisition of the stock is not, a U.S. person as defined in Regulation S. The purchasers are the sole beneficial owners of the stock issued to them and there has been no pre-arranged sale to U.S. persons. At the date of delivery of the stock the purchasers are outside the United States and the shares as issued contain restrictive legends as contemplated by Regulation S. Further, the purchasers have agreed not to sell or otherwise transfer the stock except in accordance with the provisions of Regulation S.

      (b)   Not applicable

      (c)   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS.

      (a)   Exhibits3(i)(a),  3(i)(b),  3(i)(c),  3(i)(d), 3(ii), 10, and 14 are
            incorporated into this filing by reference to ITEM 13 of Form 10KSB as filed with the Securities and Exchange Commission. Exhibits 31 and 32 are included herein.

      (b)   Reports on Form 8-K

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    September 14, 2005             VIRIDAX CORPORATION


                                        By: /s/ Richard C. Honour
                                            ------------------------------------
                                            Richard C. Honour
                                            President


                                        By: /s/ Kenneth E. Lehman
                                            ------------------------------------
                                            Kenneth E. Lehman
                                            Chief Financial Officer