Form 10QSB
period 2005-10-31
VIRIDAX CORP
filed 2005-12-09
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the quarterly period ended October 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

               As of October 31, 2005, there are 24,056,500 shares
                          of common stock outstanding.

                     Transitional Small Business Format: No
                                                        ----

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended October 31, 2005 are submitted in compliance with Item 310(b) of Regulation S-B.


                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                OCTOBER 31, 2005
                                   (Unaudited)


                                     ASSETS


CURRENT ASSETS
 Cash                                                        $   186,637
 Miscellaneous receivable                                            512
                                                             -----------

         Total Current Assets                                    187,149

OTHER ASSET
 Bacteriophage material                                        2,000,000
                                                             -----------

TOTAL ASSETS                                                 $ 2,187,149
                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $    61,906
                                                             -----------

STOCKHOLDER'S EQUITY
 Non-cumulative, convertible preferred stock,
  $1 par value, 3,000,000 shares authorized,
  -0- shares issued and outstanding
 Common stock, $.001 par value, 50,000,000
  shares authorized, 24,395,500 shares issued
  and outstanding                                                 24,396
 Additional paid-in capital                                    2,604,400
 Stock subscriptions receivable                                 (271,200)
 Deficit accumulated during the development stage               (232,353)
                                                             -----------

         Total Stockholders' Equity                            2,125,243
                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,187,149
                                                             ===========


                Read accompanying Notes to Financial Statements.
                                       F-1

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                                                              Period From
                                                                                             July 1, 1998
                                     Three Months                     Six Months              (Inception)
                                   Ended October 31,                Ended October 31,        To October 31,
                                  2005            2004            2005            2004            2005
                              ------------    ------------    ------------    ------------    ------------

REVENUES                      $         --    $         --    $         --    $         --    $        735

EXPENSES
 General and administrative        100,283           3,388         195,163           3,451         233,088
                              ------------    ------------    ------------    ------------    ------------

NET (LOSS)                    $   (100,283)   $     (3,388)   $   (195,163)   $     (3,451)   $   (232,353)
                              ============    ============    ============    ============    ============

(LOSS) PER SHARE              $         --    $         --    $       (.01)   $         --    $       (.02)
                              ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             24,266,890      15,600,000      24,081,452      15,600,000      11,037,609
                              ============    ============    ============    ============    ============


                Read accompanying Notes to Financial Statements.
                                       F-2

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                   Period From
                                                                                                   July 1,1998
                                                                   Six              Six               Ended
                                                               Months Ended        Months          (Inception)
                                                                October 31,      October31,       to October 31,
                                                                   2005            2004               2004
                                                                 ---------       ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                      $(195,163)      $  (3,451)         $(232,353)
 Adjustments to reconcile net loss to net
  cash (used in) operating activities:
   Common shares issued for services
    rendered                                                            --              --
                                                                                                        5,000
   Conversion of accrued interest to
    additional paid-in capital                                          --              --                576
   (Increase) in miscellaneous receivable                             (512)             --               (512)
   Increase in:
    Accounts payable                                                61,906             325

                                                                                                       61,906
    Accrued interest                                                    --             126                 --
                                                                 ---------       ---------          ---------
NET CASH (USED IN) OPERATING ACTIVITIES                           (133,769)         (3,000)          (165,383)
                                                                 ---------       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in loans receivable - stockholder                             --              --            (12,000)
 Repayment of loans receivable - stockholder                            --              --              4,000
                                                                 ---------       ---------          ---------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                                             --              --

                                                                                                       (8,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock, net                                     275,500              --            330,000
 Payments received on stock subscription
  receivable                                                         8,800              --              8,800
 Increase in amount due to stockholder                                  --           3,000             16,220
 Proceeds of note payable                                               --              --              5,000
                                                                 ---------       ---------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          284,300           3,000            360,020
                                                                 ---------       ---------          ---------

NET INCREASE IN CASH                                               150,531              --            186,637
CASH - BEGINNING                                                    36,106              --                 --
                                                                 ---------       ---------          ---------
CASH - ENDING                                                    $ 186,637       $      --          $ 186,637
                                                                 =========       =========          =========

                Read accompanying Notes to Financial Statements.
                                       F-3

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                   Period From
                                                                   Six             Six            July 1,1998
                                                               Months Ended       Months          (Inception)
                                                                October 31,     October31,       to October 31,
                                                                  2005             2004               2005
                                                                 --------        --------          ----------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Common shares issued for services rendered                      $     --       $     --          $    5,000
                                                                  ========       ========          ==========

  Common shares issued for purchase
  of bacteriophage material                                       $     --       $     --          $2,000,000
                                                                  ========       ========          ==========



  Conversion of net stockholders loans to
  additional paid-in capital                                      $     --       $  3,000          $   13,796
                                                                  ========       ========          ==========

                Read accompanying Notes to Financial Statements.
                                       F-4

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005


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

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005


NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Basis of Presentation (Continued)

            financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2005, included in the Company's Form 10-KSB as filed with the SEC. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending April 30, 2006.

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

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005


NOTE 3.     RELATED PARTY TRANSACTIONS

            During the six months ended October 31, 2005, the Company entered into a consulting agreement with the Company's president to provide technical and procedural advisory services at a rate of $200 per hour. The agreement is effective until terminated by either party upon fifteen days notice. During the six months ended October 31, 2005, $19,500 was paid. Effective September 1, 2005, the consulting agreement was terminated and the Company's president was placed on payroll for compensation of $5,000 per month.

            During the three months and six months ended October 31, 2005, $10,000 and $28,750 was paid to a stockholder for legal services rendered, respectively.

NOTE 4.     CAPITAL STOCK

            The Company has 3,000,000 shares of non-cumulative, convertible preferred stock of $1 par value authorized and 50,000,000 shares of $.001 par value common stock authorized.

            On June 1, 2005, the Company entered into a Stock Purchase Agreement for the sale, on a best efforts basis, of an aggregate of 500,000 shares of common stock for $1 per share, as determined by the Company's management, exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provides for the purchase of the shares at irregular intervals. During the six month period ended October 31, 2005, 235,500 common shares were sold for cash totaling $235,500.

            Subsequent to October 31, 2005, 124,235 common shares were sold for cash totaling $124,235.

            Effective June 30, 2005, the Board of Directors approved a 4 for 1 stock split. As a result of the stock split,

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

NOTE 4.     CAPITAL STOCK (CONTINUED)

            the 5,940,000 common shares issued and outstanding have been retroactively adjusted to 23,760,000 common shares.

            On July 1, 2005, the Company entered into a Stock Purchase Agreement for the sale of an aggregate of 400,000 shares of common stock for $.80 per share, as determined by the Company's management, exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provides for the purchase of the shares in installments with the first installment of 50,000 shares ($40,000) due within ten days of the date of the Agreement. The remaining 350,000 shares are to be paid in not more than seven installments with a minimum of 50,000 shares per installment. During the three month period ended October 31, 2005, this payment arrangement was not followed. Installments were received on an irregular time schedule and in varying amounts. All remaining installments are to be made within 180 days following the date of the Agreement. During the six month period ended October 31, 2005, 50,000 common shares were sold for cash totaling $40,000. Stock subscriptions receivable of $280,000 were recorded for the to be issued 350,000 common shares, of which $8,800 was received during the six month period ended October 31, 2005.

            As of October 31, 2005, -0- and 24,395,500 preferred and common shares were issued and outstanding, respectively.


NOTE 5.     COMMITMENTS

            On July 25, 2005, the Company entered into a one year consulting agreement for $3,000 per month for the creation, design and management of a bacteriophage information data base. The agreement can be terminated at any time by the Company or upon 30 days notice from the consultant.

ITEM 2.  PLAN OF OPERATION

      The Company's plan of operation for the next twelve months, as previously reported, is to acquire adequate laboratory space to continue its development of high value biopharmaceutical products, to complete a contractual relationship with a manufacturing facility to produce the Company's first Staph phage product in compliance with USFDA guidelines, to commence preclinical and clinical testing, and to obtain the financing necessary to achieve these objectives.

      The Company is continuing to use the services of a physician investigator to take the lead position in the scientific and medical literature searches for the purposes of intellectual property prior art and to develop a literature data base in support of anticipated US Food and Drug Administration (FDA) regulatory filings. The cumulative data base is also being formatted into a CD presentation to assist due diligence providers during the financing process.

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

      On  a  recent  trip  to  Europe,   the   President  of  Viridax  met  with
representatives of a pharmaceutical company in Russia, the government of Hungary and the government of Romania.

      The pharmaceutical company in Moscow may provide an opportunity for Viridax to collaborate in the manufacturing and marketing of its bacteriophage anti-microbial products in Russia to serve geographical areas served by that company, which include The Russian Federation, other regions of the former Soviet Union, China, and elsewhere out of the United States, Great Britain and the European Union. Viridax and the Russian firm are currently crafting a first-draft "Heads of Agreement" document to discover the nature, terms and conditions of a possible business arrangement that would be acceptable to both parties. In general, the companies are discussing an agreement whereby Viridax would receive licensing fees for its bacteriophage products, payment of research and development costs, and a royalty on future products sales.

      Also, Viridax held several meetings with key scientists, government representatives and investor candidates in Vienna, Austria, related to a potential business and technology opportunity in Hungary. Viridax seeks to manufacture its bacteriophage products in an Eastern European country for marketing, sales and distribution within selected countries of Eastern Europe. The Hungarian government, through its Ministry of Finance, has stated strong interest in receiving a proposal from Viridax, whereby Viridax would establish a bacteriophage manufacturing operation in Hungary within a facility that is supported by the Hungarian government, and with manpower also supported by the government. Viridax would manage the technology and manufacturing operations in Hungary in compliance with the U.S. Food and Drug Administration standards and guidelines. The Hungarian Ministry of Finance views this potential project as an economic development program to provide new employment opportunities for its skilled scientists and technologists, and Viridax views the opportunity as an entry into markets that are generally difficult to access.

      Viridax is crafting a similar business proposal to representatives of the Romanian government through a representative there. The initial verbal response by the Romanian government stated strong interest in receiving and reviewing such a proposal from Viridax.

      In order to achieve the above-stated objectives for U.S. operations, the Company estimates that it will require additional funding of approximately Four and One-Half Million Dollars to support the first 12 months of pharmaceutical development operations. The Company plans to acquire this funding through a sale of its common and preferred stock, primarily conducted under the rules and regulations of Regulation S as promulgated by the Securities and Exchange Commission.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) On June 1, 2005 the Board of Directors approved a stock purchase agreement between the Company and Mason Fenway, Inc., a Seychelle Islands corporation, whereby the purchaser will buy, on a best efforts basis, an aggregate of 500,000 shares of the Company's common stock at U.S. $1.00 per share. As of October 31, 2005, 235,500 shares have been sold. On July 1, 2005, the Board of Directors approved a stock purchase agreement with Rowland Associates, a BVI limited company, for the purchase of 400,000 shares of the Company's common stock, on an installment basis, at the price of US $.80 per share. The first installment under this agreement was for the purchase of 50,000 shares for the cash price of $40,000 on July 19, 2005. As of the end of this quarter 61,000 shares have been sold.

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


Date:    December 9, 2005                      VIRIDAX CORPORATION


                                               By:    /s/  Richard  C.  Honour
                                                   ----------------------------
                                                        Richard C. Honour
                                                        President



                                               By:    /s/  Kenneth  E.  Lehman
                                                   ----------------------------
                                                        Kenneth E. Lehman
                                                        Chief Financial Officer