Form 10QSB
period 2006-01-31
VIRIDAX CORP
filed 2006-03-13
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 for the quarterly period ended January 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

               As of January 31, 2006, there are 24,509,167 shares
                          of common stock outstanding.

                     Transitional Small Business Format: No

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended January 31, 2006 are submitted in compliance with Item 310(b) of Regulation S-B.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                JANUARY 31, 2006
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash                                                               $   199,864
 Miscellaneous receivable                                                   512
                                                                    -----------
     Total Current Assets                                               200,376

COMPUTER EQUIPMENT - Net of accumulated
 depreciation of $81                                                      2,107

OTHER ASSET
 Bacteriophage material                                               2,000,000
                                                                    -----------
TOTAL ASSETS                                                        $ 2,202,483
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $    40,588
                                                                    -----------
STOCKHOLDER'S EQUITY
 Non-cumulative, convertible preferred stock,
  $1 par value, 3,000,000 shares authorized,
  -0- shares issued and outstanding
 Common stock, $.001 par value, 50,000,000
  shares authorized, 24,509,167 shares issued
  and outstanding                                                        24,509
 Additional paid-in capital                                           2,717,953
 Stock subscriptions receivable                                        (181,212)
 Deficit accumulated during the development stage                      (399,355)
                                                                    -----------
     Total Stockholders' Equity                                       2,161,895
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,202,483
                                                                    ===========


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              Period From
                                                                                             July 1, 1998
                                       Three Months                     Nine Months           (Inception)
                                     Ended January 31,               Ended January 31,       To January 31,
                                   2006            2005            2006            2005           2006
                              ------------    ------------    ------------    ------------    ------------
REVENUES                      $         --    $         --    $         --    $         --    $        735

EXPENSES
 General and administrative        167,002           1,563         362,165           5,014         400,090
                              ------------    ------------    ------------    ------------    ------------

NET (LOSS)                    $   (167,002)   $     (1,563)   $   (362,165)   $     (5,014)   $   (399,355)
                              ============    ============    ============    ============    ============

(LOSS) PER SHARE              $       (.01)   $         --    $       (.01)   $         --    $       (.03)
                              ============    ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             24,449,975      15,600,000      24,202,689      15,600,000      11,485,174
                              ============    ============    ============    ============    ============


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Period From
                                                     Nine           Nine         July 1,1998
                                                 Months Ended   Months Ended     (Inception)
                                                  January 31,    January 31,    to January 31,
                                                     2006           2005            2006
                                                  ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                       $(362,165)      $  (5,014)      $(399,355)
 Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
   Depreciation                                          81              --              81
   Common shares issued for services
    rendered                                             --              --           5,000
   Conversion of accrued interest to
    additional paid-in capital                           --              --             576
   (Increase) in miscellaneous receivable              (512)             --            (512)
   Increase in:
    Accounts payable                                 40,588              --          40,588
    Accrued interest                                     --             189              --
                                                  ---------       ---------       ---------
NET CASH (USED IN) OPERATING ACTIVITIES            (322,008)         (4,825)       (353,622)
                                                  ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                               (2,188)             --          (2,188)
 Increase in loans receivable - stockholder              --              --         (12,000)
 Repayment of loans receivable - stockholder             --              --           4,000
                                                  ---------       ---------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                          (2,188)             --         (10,188)
                                                  ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock, net                      389,166              --         443,666
 Payments received on stock subscriptions
  receivable                                         98,788              --          98,788
 Increase in amount due to stockholder                   --           4,825          16,220
 Proceeds of note payable                                --              --           5,000
                                                  ---------       ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           487,954           4,825         563,674
                                                  ---------       ---------       ---------

NET INCREASE IN CASH                                163,758              --         199,864
CASH - BEGINNING                                     36,106              --              --
                                                  ---------       ---------       ---------
CASH - ENDING                                     $ 199,864       $      --       $ 199,864
                                                  =========       =========       =========


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Period From
                                                     Nine          Nine         July 1,1998
                                                 Months Ended  Months Ended     (Inception)
                                                  January 31,   January 31,    to January 31,
                                                     2006          2005            2006
                                                  ---------     ----------      ----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Common shares issued for services rendered      $     --      $       --      $    5,000
                                                  =========     ==========      ==========

  Common shares issued for purchase
  of bacteriophage material                       $     --      $       --      $2,000,000
                                                  =========     ==========      ==========

  Conversion of net stockholders loans to
  additional paid-in capital                      $     --      $    4,825      $   13,796
                                                  =========     ==========      ==========


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2006

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

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2006

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

            Computer Equipment

            Computer equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the computer equipment of three years.

            (Loss) Per Share

            (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

            Use of Estimates

            Management  uses estimates and  assumptions  in preparing  financial
            statements  in  accordance   with  generally   accepted   accounting
            principles. Those estimates and

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2006

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Use of Estimates (Continued)

            assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements and the differences could be material.

NOTE 3.     RELATED PARTY TRANSACTIONS

            During the nine months ended January 31, 2006, the Company entered into a consulting agreement with the Company's president to provide technical and procedural advisory services at a rate of $200 per hour. The agreement was effective until terminated by either party upon fifteen days notice. During the nine months ended January 31, 2006, $29,500 was paid. Effective September 1, 2005, the consulting agreement was terminated and the Company's president was placed on payroll for compensation of $5,000 per month (increased to $10,000 per month effective December 1, 2005).

            During the three months and nine months ended January 31, 2006, $15,000 and $43,750 was paid to a stockholder for legal services rendered, respectively.

NOTE 4.     CAPITAL STOCK

            The Company has 3,000,000 shares of non-cumulative, convertible preferred stock of $1 par value authorized and 50,000,000 shares of $.001 par value common stock authorized.

            On June 1, 2005, the Company entered into a Stock Purchase Agreement for the sale, on a best efforts basis, of an aggregate of 500,000 shares of common stock for $1 per share, as determined by the Company's management, such

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2006

NOTE 4.     CAPITAL STOCK (CONTINUED)

            sale being exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provides for the purchase of the shares at irregular intervals. During the nine month period ended January 31, 2006, 349,167 common shares were sold for cash totaling $349,167.

            Subsequent to January 31, 2006, 6,688 common shares were sold for cash totaling $6,688.

            Effective June 30, 2005, the Board of Directors approved a 4 for 1 stock split. As a result of the stock split, all common shares issued and outstanding have been retroactively adjusted.

            On July 1, 2005, the Company entered into a Stock Purchase Agreement for the sale of an aggregate of 400,000 shares of common stock for $.80 per share, as determined by the Company's management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provided for the purchase of the shares in installments with the first installment of 50,000 shares ($40,000) due within ten days of the date of the Agreement. The remaining 350,000 shares were to be paid in not more than seven installments with a minimum of 50,000 shares per installment. This payment arrangement was not followed. During the nine month period ended January 31, 2006, 50,000 common shares were sold for cash totaling $40,000. Stock subscriptions receivable of $280,000 were recorded for the remaining 350,000 common shares, of which $98,788 was received during the nine month period ended January 31, 2006.

            As of January 31, 2006, -0- and 24,509,167 preferred and common shares were issued and outstanding, respectively.

                               VIRIDAX CORPORATION
                          (F/K/A I & E TROPICALS, INC.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2006

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

      On a previous trip to Europe, the President of Viridax met with representatives of a pharmaceutical company in Russia, the government of Hungary and the government of Romania.

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

      Subsequent to the last quarterly report, there have been additional and ongoing positive communications between Viridax and the Russian, Hungarian and Romanian representatives and additional meetings are anticipated. However, no final arrangements have been agreed upon at this time.

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

                           FORWARD-LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements by, or on behalf of our Company. From time to time, our representatives and us may make written or verbal forward-looking statements including statements contained in this report and other company filings with the SEC and in stockholder reports. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for financial performance, new and existing products and technologies, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other such expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results as to many factors including, but not limited to, our lack of revenues, future capital needs, uncertainty of capital funding, acceptability of product offerings, the effects of government regulations on our business, competition, and other risks. We undertake no obligation to publicly update or revise any forward-looking statements.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) On June 1, 2005 the Board of Directors approved a stock purchase agreement between the Company and Mason Fenway, Inc., a Seychelle Islands corporation, whereby the purchaser will buy, on a best efforts basis, an aggregate of 500,000 shares of the Company's common stock at U.S. $1.00 per share. As of January 31, 2006, 349,167 shares have been sold. On July 1, 2005, the Board of Directors approved a stock purchase agreement with Rowland Associates, a BVI limited company, for the purchase of 400,000 shares of the Company's common stock, on an installment basis, at the price of US $.80 per share. The first installment under this agreement was for the purchase of 50,000 shares for the cash price of $40,000 on July 19, 2005. In addition, as of the end of this quarter, a total of 173,485 shares have been sold.

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


Date: March 13, 2006                                VIRIDAX CORPORATION


                                                    By: /s/ Richard C. Honour
                                                        ------------------------
                                                        Richard C. Honour
                                                        President


                                                    By: /s/ Kenneth E. Lehman
                                                        ------------------------
                                                        Kenneth E. Lehman
                                                        Chief Financial Officer