Form 10KSB
period 2006-04-30
VIRIDAX CORP
filed 2006-08-09
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the Fiscal Year ended April 30, 2006

                        Commission File Number 000-33473

                               VIRIDAX CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

           FLORIDA                                        65-1138291
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

     270 NW 3rd Court
   Boca Raton, Florida                                    33432-3720
---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)

Issuer's Telephone: (561) 368-1427
                    --------------

Securities registered under Section 12(g) of the Exchange Act:
                                     Common
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_| Yes No |X|

State Issuer's revenues for its most recent fiscal year. None

The Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold within the past 60 days is $8,141,187.

State the number of shares outstanding of the issuer's common equity as of April 30, 2006: 24,305,340.

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

      On April 5, 2005 Articles of Amendment were filed with the Florida Department of State, changing the name of the Company to: VIRIDAX CORPORATION and changing the authorized capital stock of the Company to add Three Million (3,000,000) shares of Class A Preferred Stock at a par value of $1.00. This amendment is listed in Item 13 (Exhibits) and incorporated by reference as stated in the Index to Exhibits.

      The Bylaws of the Company are listed herein in ITEM 13 (Exhibits) and incorporated by reference as stated in the Index to the Exhibits.

      On April 24, 2005 Viridax, Inc. entered into an agreement whereby Viridax purchased certain bacteriophage-based products from Mycobis Corporation (a private corporation) in exchange for 2,000,000 shares of Viridax common stock. This Asset Purchase Agreement is listed herein in ITEM 13 (Exhibits) and incorporated by reference as stated in the Index to Exhibits.

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

      In April, 2005 a business arrangement was reached whereby (1) the Company purchased certain bacteriophage-based products in exchange for 2,000,000 shares of its common stock, (2) the Company name was changed to Viridax Corporation, and (3) new management was put in place to operate the Company in the course of its new primary business direction. The corporate emphasis is now solely upon the bacteriophage products. The Company does not intend to pursue the original business of importing and exporting exotic marine life.

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

      1 PRODUCTS

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

      Staphylococcus aureus Bacteriophage
      (Respiratory and Systemic Infection Products):

      Staph Respiratory Infections
      Staph Systemic Infections

      Staphylococcus aureus Bacteriophage
      (Wound Infection Products)

      Abrasion, Diabetic Ulcer and Bed Sore Infections
      Surgical and Trauma Wound Infections

      Viridax currently has several forms of the retained stocks of its Staphylococcal "Product Candidate" Bacteriophage maintained in incubators as suspensions of bacteriophage in USP physiological saline at concentrations of about 10E9 - 10E10, at a monitored temperature of 4o C, which is their optimal temperature for long-term stability. This Product Candidate Bacteriophage stock represents the core intellectual property and biological materials of Viridax, and is the retained source material for the Company's first series of products for the treatment of ophthalmic, respiratory, systemic and topical Staph infections in humans.

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

      GangaGen - GangaGen Biotechnologies, Ltd., Bangalore, India; GangaGen, Inc., Palo Alto, CA ; GangaGen Life Sciences, Inc., Ottawa, Canada www.gangagen.com GangaGen emphasizes the diagnosis, treatment and prevention of nosocomial infections, secondary infections, and topical infections. They plan to use bacteriophage technology to discover new treatments for enteric infections, as well as upper respiratory tract infections.

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

      The Company's regulatory strategy is to expedite clinical trials, to enable registration and marketing approval through MCA and FDA sanctioned accelerated review and approval mechanisms for products for life-threatening diseases or products with a compelling pharmacoeconomic benefit. All preclinical studies will be conducted in compliance with FDA current Good Laboratory Practices (cGLP) guidelines, as well as international standards for worldwide licensing. It should be noted that the Company has the alternative development option of selling its products outside the United States should it encounter difficulties in complying with federal requirements that are now unforeseen.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (A) MARKET INFORMATION

      There is no public trading market for the Company's stock. In November, 2005 Empire Financial Group, Inc., a broker-dealer located in New York, New York filed Form 211 on behalf of the Company with the National Association of Securities Dealers (NASD) to obtain a listing on the OTC:BB. This application is pending.

      (B) HOLDERS

      There are 171 shareholders of record of the Company's common stock.

      (C) DIVIDENDS

      The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

      (D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

      None.

      (E) RECENT SALES OF UNREGISTERED SECURITIES

      On April 24, 2005 the Company executed an Asset Purchase Agreement with Mycobis Corporation, a private company, whereby Viridax purchased certain bacteriophage-based products in exchange for 2,000,000 shares of its common stock. A copy of this Agreement is included herein by reference. See Exhibit 13. The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") as being a transaction by the issuer not involving any public offering. In consideration of the factors in determining whether a transaction is a public offering, such factors being (1) the number of the offerees and their relationship to each other and to the issuer, (2) the number of units offered, (3) the size of the offering, (4) the manner of the offering, the Company takes the position that because the number of offerees was one, the shares as issued were restricted, and the manner of the offering was a business transaction under direct negotiation between the two parties, no public offering was involved.

      By approval of the Board of Directors, on April 15, 2005 the Company sold 25,000 shares of its common stock to an unrelated non-affiliated individual for the cash price of $25,000.00 and on April 29, 2005 the Company sold 15,000 shares of its common stock to an unrelated non-affiliated individual for the cash price of $15,000.00. In both situations, the Company claims an exemption under Section 4(2) of the Act, based on the factors as set forth above, the Company takes the position that these two separate sales were sales not involving a public offering, The purpose of the 4(2) exemption was to permit an issuer to make a specific or isolated sale of its securities to particular persons without incurring the expense of registration. That is precisely the situation in the sales identified above to sophisticated investors.

      On June 1, 2005 the Company entered into a Stock Purchase Agreement with Mason-Fenway, a Seychelle Islands Corporation, for the sale of up to 500,000 shares of its common stock. A total of 357,167 shares of common stock were sold in various increments at a cash price of $1.00 per share. No commissions were paid. The Stock Purchase Agreement was terminated April 25, 2006. The Company claimed an exemption from registration under Regulation S, as promulgated by the Securities and Exchange Commission. The facts relied upon to claim an exemption under Regulation S are: (1) the offer and sale of the shares was made in an offshore transaction because the purchaser was not a person within the United States and when all purchases were made the purchaser was outside the United States, (2) there were no directed selling efforts because the shares were all sold to a single entity and the consideration of activities to condition the market with respect to the stock being sold was inapplicable. The Company comes within the Category 2 safe harbor as set forth in Rule 903(c)(2) because the sale of the common stock complies with the general conditions of Rule 903(a) and
(b) and the stock certificates bear restrictive legends that meet the Regulation S selling restrictions in terms of transactional restrictions and offering restrictions.

      On July 1, 2005 the Company entered into a Stock Purchase Agreement with Rowland Associates, A BVI limited company, for the sale of 400,000 shares of its common stock. A total of 188,173 shares were sold in various increments at a cash price of $0.80 per share amounting to a total cash price of $153,476 (rounded). No commissions were paid. The Stock Purchase Agreement was terminated on April 25, 2005. The Company claimed an exemption from registration under Regulation S, as promulgated by the Securities & Exchange Commission. The facts relied upon to claim the Regulation S exemption and the Category 2 safe harbor are identical to the facts as specified above in respect to the offer and sale of the common stock with Mason-Fenway.

      On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, Par Value $ 1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber and to pay the net sum of US $3.50 per share to the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 10,500 shares have been sold to eight individuals for a total cash consideration of $36,750. No sales commissions were paid. Final approval of the prospectus by the BaFin is pending.

      The Company claimed an exemption from registration under Regulation S based upon the following facts: (1) the offer and sale of the shares to each individual purchaser was an offshore transaction because each purchaser was a resident of Germany at the time of the transaction and located within that country, (2) there were no directed selling efforts and no activities were undertaken to condition the market. The Company comes within the Category 2 safe harbor as set forth in Rule 903(c)(2) because the sale of the preferred stock complies with the general conditions of Rule 903(a) and (b) and the stock certificates bear restrictive legends that meet the Regulation S selling restrictions in terms of transactional restrictions and offering restrictions.

      The Class A Preferred Stock is non-cumulative and non-voting. Each share of Preferred Stock is convertible to Common Stock as follows: (1) if the owner wishes to exchange the certificate within one year from the date of purchase, that owner shall receive four shares of Common Stock for each one share of Preferred Stock, (2) if the owner wishes to exchange the certificate after owning it for a period longer than one year but less than two years, the owner shall receive 4.4 shares of Common Stock for each one share of Preferred Stock,
(3) if the owner wishes to exchange the certificate after owning it for a period longer than two years but less than three years, the owner shall receive 4.6 shares of Common Stock for each one share of Preferred Stock, and (4) if the owner wishes to exchange the certificate after owning it for three years, that owner shall receive five shares of Common Stock for each one share of Preferred Stock. Once an owner has owned the Preferred Stock for three years, the option to convert to Common Stock must be exercised within 30 days thereafter or the conversion option shall lapse.

      On April 12, 2006, with approval of the Board of Directors, the Company entered into a Stock Purchase Agreement with Innovative Strategies, a Panama Company, for the sale to Innovative Strategies of up to 1,000,000 shares of the Company's Common Stock, at irregular intervals, on a best efforts basis, at US $1.00 per share. As of the date of this filing, the Company has sold 12,750 shares for a net to the Company of $12,750. All shares as sold are subect to Regulation S under which the Company has claimed an exemption from registration. The facts relied upon to claim an exemption under Regulation S are: (1) the offer and sale of the shares was made in an offshore transaction because the purchaser was an entity outside of the United States when the purchases were made, (2) there were no directed selling efforts because the shares were sold to a Single entity and the consideration of activities to condition the market with respect to the stock being sold was inapplicable. The Company comes within the Category 2 safe harbor as set forth in Rule 903(c)(2) because the sale of the common stock complies with the general conditions of Rule 903(a) and (b) and the stock certificates bear restrictive legends that meet the Regulation S selling restrictions in terms of transactional restrictions and offering restrictions. This Agreement with Innovative Strategies is ongoing.

ITEM 6. PLAN OF OPERATION

      The Company's Plan of Operation for the next twelve months is to acquire adequate laboratory space to continue the development of high value biopharmaceutical products, to complete a contractual relationship with a manufacturing facility to produce the Company's first Staph phage product in compliance with USFDA guidelines, to commence preclinical and clinical testing, and to obtain the financing necessary to achieve these objectives. In addition, Viridax intends to initiate an Intellectual property strategy and program, and to engage the services of one or more key scientists to formulate and initiate the technology strategic plan.

      The Company has engaged the services of Speckman Law Group, a biotechnology intellectual property law firm in Seattle, Washington (SLG). SLG has initiated key science literature searches and prior art patent searches to evaluate the baseline of information related to the Company's anticipated new intellectual property strategy. In addition, SLG has completed searches and has filed Trademark applications to protect the Company's name and logotype, and to assure there is no conflict regarding the Company's proposed product names. The engagement of SLG, and SLG's new Intellectual Property and scientific literature work assignments, preclude the need for additional consulting work as was performed previously by an outside consultant.

      Viridax plans to engage the Services of several key scientists having specific experience in the fields of Bacteriophage biology and therapeutics. The Company intends to engage the scientists as full-time employees of Viridax upon completion of the current financing. Each scientist employed is anticipated to hold a PhD degree and have direct experience in the discovery and development of therapeutic bacteriophages.

      Viridax continues to negotiate a lease agreement for finished laboratory and office space in Bothell, WA (Canyon Park Bothell, WA). The targeted space is approximately 5,000 square feet consisting of about 4,000 square feet of fully configured laboratory space and about 1,000 square feet of office space. The space was built to specifications and occupied by a biotechnology firm that moved to expansion space in Seattle, WA. The laboratory space is fully founded with laboratory benching, air, water and gas fixtures, appropriate power for the required laboratory equipment, built-in walk-in refrigerators, built-in media and autoclave equipment, hepafiltered air supply, separate contained laboratory spaces and secured access. The subject laboratory and office space remain available to the Company, and the Company intends to execute the said lease upon completion of the current financing.

      Viridax continues with its discussions and proposals for collaborations with government agencies and private biopharmaceutical firms in Russia, Hungary and Romania. The Russian firm has proposed to provide preclinical testing services, manufacturing operations and clinical trials resources for the Viridax products as part of its package of offerings for negotiation. Similarly, government and private company representatives in both Hungary and Romania express their continued interest in collaborating with Viridax, and Viridax continues to explore the various scientific, manufacturing and marketing opportunities that could be available as a result of negotiating and executing mutually beneficial collaborative agreements. Additional, due-diligence evaluations, proposals and counterproposals are in process, with regard to these emerging technology and business opportunities. Subsequent to the last quarterly report there have been additional and ongoing positive communications between Viridax and the Russian, Hungarian and Romanian representatives, and additional meetings are anticipated. However, no final arrangements have been agreed upon at this time .

      A long-range objective of Viridax Corporation is to bring forward a series of high value biopharmaceutical products based on the development of new and modified bacteriophages including certain proprietary delivery technologies. While the Company has the option of taking its bacteriophage therapy to foreign countries, such as phage therapy centers now operating in the Republic of Georgia and in Mexico, the Company has decided to gain approval under the United States federal and state regulations in order to market its products initially in the US. As a consequence, until all required testing is completed and final approvals obtained, the Company will not expect any revenue stream. It does, however, expect that funding from sales of its stock will be sufficient to maintain the Company until revenues in the United States may be obtained. There can be no assurance that the anticipated stock sales will be realized as anticipated. If required, the Company may seek funds in the form of loans. However, the Company has not entered into any loan agreements at this time, and there is no assurance that adequate, or any, loans could be obtained that would be sufficient to continue operations.

      At the present rate of expenditures, with no pending prospect of Company revenues from operations, the Company estimates that it has funds on hand to continue operations for the next six months. However, the Company anticipates that it will derive significant cash flow from the sales of its Preferred Stock (See Item 5, Part II) in Europe and its Common Stock pursuant to its agreement with Innovative Strategies (See Item 5, Part II). Subsequent to April 30, 2006, the Company has sold 10,500 preferred and 12,750 common shares for cash totaling $36,750 and $12,750, respectively. There is no assurance that the anticipated sales will be realized.

      The Company has its President as its present sole full-time salaried employee. While the Company does anticipate hiring additional employees, no decisions have been made by the Board of Directors at this time.

ITEM 7. FINANCIAL STATEMENTS

      Attached audited financial statements for Viridax Corporation, for the year ended April 30, 2006 are submitted in compliance with Item 310 of Regulation S-B.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of management, including the Chief Executive Officer, as the primary Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting. Our principal executive and financial officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by our Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

      Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      (A) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name                                Age     Position

Richard C. Honour                   66      President, Chief Executive Officer
                                            Director, Chairman

Kenneth E. Lehman                   60      Chief Financial Officer

Ledyard H. DeWees                   74      Secretary

Michael C. Maloney                  55      Director

Javid Sheikh                        52      Director

Brett L. DeWees                     40      Director

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

      Brett L. DeWees, Director

      Since 2001, Brett DeWees has served as the President and Director of Viridax Corporation. In addition to his duties as a Director of Viridax, Mr. DeWees is the President and CEO of Underwater Marine Collectors, Inc., a Florida corporation whose primary activity is the collection of exotic marine life, since June 2003.

      Kenneth E. Lehman, MBA, Chief Financial Officer, Director

      Mr. Lehman has more than 28 years of experience in managerial accounting and project management. He has corporate operational experience in general accounting with specific emphasis on budgets, financial statements and analysis, accounting policies and procedures, fixed asset management and auditing. While a New Ventures Manager at US West, Inc. from 1972 - 2000, Mr. Lehman established and implemented regional non-regulated accounting procedures for Wireless PCS equipment and Spectrum licenses. From 2000-2002 he was controller of Phage therapeutics, Inc. and from 2002-2005 he was Vice President of Mycobis Corporation. He was named to the Board of directors on April 29, 2005.

      (B) Family Relationships

      Brett DeWees, Director, is the son of Ledyard H. DeWees, Secretary. There are no other family relationships

      (C) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

      Not applicable.

      (D) AUDIT COMMITTEE, FINANCIAL EXPERT

      The audit committee has one financial expert serving on its audit committee. The name of the financial expert is Kenneth E. Lehman, MBA. Mr. Lehman holds a Bachelor of Arts, Accounting, degree from the University of Washington and a Masters of business Administration, Finance and Accounting, degree (1986) from City University, Seattle. Mr. Lehman is independent as provided within Schedule 14A of Regulation S-B in that, other than his capacity as an officer and director of the Company, he does and has not accepted directly or indirectly any consulting, advisory, or other compensatory fee from the Company and is not an affiliated person of the Company.

      (E) IDENTIFICATION OF THE AUDIT COMMITTEE

      The Company has established a separately-designated standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act (15 USC 78c(a)(58)(A) ). The members of this committee are Kenneth E. Lehman, Chief Financial Officer, and Richard C. Honour, President.

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

      The full text of the Company's "Code of Business Conduct and Ethics" is included herein by reference. See Exhibit 13. The company will provide to any person without charge a copy of its Code of Business conduct and Ethics upon receiving a written request therefore at the main office of the Company, delivered by letter or facsimile form.

ITEM 10. EXECUTIVE COMPENSATION

      (a) GENERAL

      The payroll records and financial statements show increase effective December 1, 2005

      Effective January 1, 2006 the monthly salary compensation for Richard C. Honour, President, was increased to $10,000 monthly. There are no other compensation arrangements.

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

                      Name and Address                          Amount and Nature          Percent of
Title of Class       of Beneficial Owner                       of Beneficial Owner           Class
------------------------------------------------------------------------------------------------------
Common              Brett L. DeWees                            6,914,153 shares              28.44%
                    737 SE 1st Way, Apt. 107                   Direct Ownership
                    Deerfield Beach, FL 33441
------------------------------------------------------------------------------------------------------
Common              Bonnie Irby                                2,000,000                     08.22%
                    737 SE 1st Way, Apt. 107                   Direct Ownership
                    Deerfield Beach, FL 33441
------------------------------------------------------------------------------------------------------
Common              Mycobis Corporation                        8,000,000 shares              32.91%
                    19211 64th Place, NE                       Direct Ownership
                    Kenmore, WA  98028
------------------------------------------------------------------------------------------------------

      (C) SECURITY OWNERSHIP OF MANAGEMENT

                      Name and Address                          Amount and Nature          Percent of
Title of Class       of Beneficial Owner                       of Beneficial Owner           Class
------------------------------------------------------------------------------------------------------
Common              Brett L. DeWees                            6,914,153 shares              28.44%
                    737 SE 1st Way, Apt. 107                   Direct Ownership
                    Deerfield Beach, FL 33441
------------------------------------------------------------------------------------------------------

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

      Not applicable

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Not applicable

ITEM 13. EXHIBITS

      (a) INDEX TO EXHIBITS

      Exhibit Number        Page Number        Description
      --------------        -----------        -----------

      3(i)(a)                                  *Articles of Incorporation of
                                               Media Advisory Group, Inc.

      3(i)(b)                                  *Certification of  Reinstatement

      3(i)(c)                                  *Articles of Amendment changing
                                               name to I & E Tropicals, Inc.

      3(i)(d)                                  **Articles of Amendment changing
                                               name to Viridax Corporation

      3(ii)                                    *Bylaws of Viridax Corporation

      10                                       **Asset Purchase Agreement

      14                                       **Code of Ethics

      31.1                      E-1            Certification by President

      31.2                      E-3            Certification by Chief Financial
                                               Officer

      32.1                      E-5            Certification, 18 U.S.C.

      32.2                      E-6            Certification, 18 U.S.C.

*Incorporated by reference to Form 10-SB/12G, filed 1/7/02.

**Incorporated by reference to Form 10-KSB, filed on 6/27/05.

      (b) REPORTS ON FORM 8-K

      None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (A) Audit Fees

      The aggregate fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended April 30, 2006 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended July 31, 2005, October 31, 2005 and January 31, 2006 were $23,750.

      The aggregate audit fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended April 30, 2005 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended July 21, 2004, October 31, 2004 and January 31, 2005 were $8,250.

      (B) Audit-Related Fees

      None.

      (C) Tax Fees

      The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $650. The services comprising these fees were for the preparation of federal and state tax returns

      (D) All Other Fees

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


Dated:  August 7, 2006                            By: /s/ Richard C. Honour
                                                      --------------------------
                                                      Name:  Richard C. Honour
                                                      Title: President

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


/s/   Richard C. Honour                             President and Director
------------------------------------
Richard C. Honour


/s/   Ledyard H. DeWees                             Secretary
------------------------------------
Ledyard H. DeWees


/s/   Michael C. Maloney                            Director
------------------------------------
Michael C. Maloney


/s/   Javaid Sheikh                                 Director
------------------------------------
Javaid Sheikh


/s/   Brett L. DeWees                               Director
------------------------------------
Brett L. DeWees


/s/ Kenneth E. Lehman                               Chief Financial Officer
------------------------------------                Director
Kenneth E. Lehman

                               VIRIDAX CORPORATION

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2006

                               VIRIDAX CORPORATION
                          (A Development Stage Company)

                                    CONTENTS

                                                                        PAGE

Independent Auditor's Report                                            F-1

Financial Statements:

   Balance Sheet                                                        F-2

   Statements of Operations                                             F-3

   Statements of Changes in Stockholders' Equity (Deficit)           F-4 to F-6

   Statements of Cash Flows                                          F-7 to F-8

   Notes to Financial Statements                                     F-9 to F-17

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors
Viridax Corporation

We have audited the accompanying balance sheet of Viridax Corporation (a development stage company), as of April 30, 2006 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended April 30, 2006 and 2005 and for the period from July 1, 1998 (inception) through April 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viridax Corporation (a development stage company) as of April 30, 2006, and the results of its operations and its cash flows for the years ended April 30, 2006 and 2005 and for the period from July 1, 1998 (inception) through April 30, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company does not have sufficient working capital to carry it through the next twelve months. This condition raises substantial doubt about its ability to continue as a going concern. Management's plans regarding this matter are also described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


August 2, 2006                                    /s/Earl M. Cohen, C.P.A., P.A.

Boca Raton, Florida                               Certified Public Accountant

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 APRIL 30, 2006

                                     ASSETS

CURRENT ASSETS
 Cash                                                                 $   32,411
 Note receivable and accrued interest - related party                      4,049
 Miscellaneous receivable                                                    511
                                                                      ----------

         Total Current Assets                                             36,971

COMPUTER EQUIPMENT - NET                                                   3,111

OTHER ASSET
 Bacteriophage material                                                2,000,000
                                                                      ----------

TOTAL ASSETS                                                          $2,040,082
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $    6,616

STOCKHOLDER'S EQUITY                                                   2,033,466
                                                                      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,040,082
                                                                      ==========


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                      July 1,
                                                                       1998
                                    Year Ended      Year Ended     (Inception)
                                     April 30,       April 30,     to April 30,
                                       2006           2005             2006
                                   ------------    ------------    ------------

REVENUE                            $         --    $         --    $        735

EXPENSES
 General and administrative             535,091          12,101         573,016
                                   ------------    ------------    ------------

NET (LOSS)                         $   (535,091)   $    (12,101)   $   (572,281)
                                   ============    ============    ============

(LOSS) PER SHARE                   $       (.02)   $         --    $       (.05)
                                   ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING           24,281,530       3,919,702      11,892,679
                                   ============    ============    ============


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2006

                                                                                             Deficit
                                                                                           Accumulated
                                              Common Stock       Additional     Stock      During the
                                        Number of       Par        Paid-In   Subscription  Development
                                         Shares        Value       Capital    Receivable      Stage        Total
                                       ----------   ----------   ----------   ----------   ----------    ----------
July 15, 1998 - Common shares
 issued to founders for services
 rendered ($.001 per share)             4,000,000   $    4,000   $    1,000   $       --   $       --    $    5,000
Net (loss)                                     --           --           --           --       (5,000)       (5,000)
                                       ----------   ----------   ----------   ----------   ----------    ----------
Balance - April 30, 1999                4,000,000        4,000        1,000           --       (5,000)           --

Net (loss)                                     --           --           --           --           --            --
                                       ----------   ----------   ----------   ----------   ----------    ----------
Balance - April 30, 2000                4,000,000        4,000        1,000           --       (5,000)           --

Net (loss)                                     --           --           --           --           --            --
                                       ----------   ----------   ----------   ----------   ----------    ----------
Balance - April 30, 2001                4,000,000        4,000        1,000           --       (5,000)           --

Common shares issued for cash ($.001
 per share)
  September 2001                        1,120,000        1,120          280           --           --         1,400
  October 2001                         10,480,000       10,480        2,620           --           --        13,100
Net (loss)                                     --           --           --           --       (4,343)       (4,343)
                                       ----------   ----------   ----------   ----------   ----------    ----------
Balance - April 30, 2002               15,600,000       15,600        3,900           --       (9,343)       10,157

Net (loss)                                     --           --           --           --       (8,956)       (8,956)
                                       ----------   ----------   ----------   ----------   ----------    ----------
Balance - April 30, 2003               15,600,000       15,600        3,900           --      (18,299)        1,201

Net (loss)                                     --           --           --           --       (6,790)       (6,790)
Conversion of net stockholders
 loans to additional paid-in
 capital                                       --           --          245           --           --           245
                                       ----------   ----------   ----------   ----------   ----------    ----------
Balance - April 30, 2004               15,600,000   $   15,600   $    4,145   $       --   $  (25,089)   $   (5,344)


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
           PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2006

                                                                                                   Deficit
                                                                                                 Accumulated
                                               Common Stock         Additional       Stock       During the
                                         Number of       Par         Paid-In      Subscription   Development
                                          Shares        Value        Capital       Receivable       Stage          Total
                                       -----------   -----------   -----------    -----------    -----------    -----------
Balances forward                        15,600,000   $    15,600   $     4,145    $        --    $   (25,089)   $    (5,344)

April 2005
 Common shares issued for cash ($.25
 per share)                                160,000           160        39,840             --             --         40,000
 Common shares issued for purchase
 of bacteriophage material ($.25 per
 share)                                  8,000,000         8,000     1,992,000             --             --      2,000,000
Net (loss)                                      --            --            --             --        (12,101)       (12,101)
Conversion of notes payable and
 accrued interest and net
 stockholders loans to additional
 paid-in capital                                --            --        13,551             --             --         13,551
                                       -----------   -----------   -----------    -----------    -----------    -----------
Balance - April 30, 2005                23,760,000        23,760     2,049,536             --        (37,190)     2,036,106

July 1, 2005
 Common shares issued for cash
 and stock subscription receivable
 ($.80 per share)                          400,000           400       319,600       (280,000)            --         40,000
June 2005 through April 2006
 Common shares issued for cash
 ($1 per share)                            357,167           357       356,810             --             --        357,167
Payments received on stock
 subscription receivable                        --            --            --        113,476             --        113,476
                                       -----------   -----------   -----------    -----------    -----------    -----------
                                        24,517,167        24,517     2,725,946       (166,524)       (37,190)     2,546,749


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
           PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2006

                                                                                                    Deficit
                                                                                                  Accumulated
                                             Common Stock           Additional       Stock        During the
                                       Number of         Par          Paid-In      Subscription   Development
                                        Shares          Value         Capital      Receivable        Stage          Total
                                      -----------    -----------    -----------    -----------    -----------    -----------
Balance forward                        24,517,167         24,517      2,725,946       (166,524)       (37,190)     2,546,749
Reversal of stock subscription
 receivable due to cancellation
 of stock purchase agreement             (211,827)          (212)      (166,312)       166,524             --             --
Reclassification of additional
 funds received from stock purchase
 agreements                                    --             --         21,808             --             --         21,808
Net (loss)                                     --             --             --             --       (535,091)      (535,091)
                                      -----------    -----------    -----------    -----------    -----------    -----------
Balance - April 30, 2006               24,305,340    $    24,305    $ 2,581,442    $        --    $  (572,281)   $ 2,033,466
                                      ===========    ===========    ===========    ===========    ===========    ===========


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                  July 1,
                                                                                   1998
                                                      Year Ended   Year Ended   (Inception)
                                                       April 30,    April 30,   to April 30,
                                                         2006         2005         2006
                                                       ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                            $(535,091)   $ (12,101)   $(572,281)
 Adjustments to reconcile net (loss)
  to cash used in operating activities:
   Depreciation                                              316           --          316
   Common shares issued for services
    rendered                                                  --           --        5,000

   Conversion of accrued interest to
    additional paid-in capital                                --          232          576
   (Increase) in miscellaneous receivable                   (511)          --         (511)
   (Increase) in accrued interest receivable                 (49)          --          (49)
   Increase in accounts payable and accrued expenses       6,616           --        6,616
                                                       ---------    ---------    ---------

NET CASH (USED IN) OPERATING ACTIVITIES                 (528,719)     (11,869)    (560,333)
                                                       ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of computer equipment                           (3,427)          --       (3,427)
 Increase in note receivable                              (4,000)          --       (4,000)
 Increase in loans receivable - stockholder                   --           --      (12,000)
 Repayments of loans receivable - stockholder                 --           --        4,000
                                                       ---------    ---------    ---------

NET CASH (USED IN) INVESTING ACTIVITIES                   (7,427)          --      (15,427)
                                                       ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                418,975       40,000      473,475
 Payments on stock subscription receivable               113,476           --      113,476
 Proceeds of notes payable                                    --           --        5,000
 Increase in amount due to stockholder                        --        7,975       16,220
                                                       ---------    ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                532,451       47,975      608,171
                                                       ---------    ---------    ---------

NET (DECREASE) INCREASE IN CASH                           (3,695)      36,106       32,411

CASH - BEGINNING                                          36,106           --           --
                                                       ---------    ---------    ---------

CASH - ENDING                                          $  32,411    $  36,106    $  32,411
                                                       =========    =========    =========


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                           July 1,
                                                                            1998
                                               Year Ended   Year Ended   (Inception)
                                                April 30,    April 30,  to April 30,
                                                  2006         2005         2006
                                               ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Common shares issued for services
  rendered                                     $       --   $       --   $    5,000
                                               ==========   ==========   ==========

 Common shares issued for purchase
 of bacteriophage material                     $       --   $2,000,000   $2,000,000
                                               ==========   ==========   ==========

 Conversion of notes payable and accrued
 interest and net stockholders loans to
  additional paid-in capital                   $       --   $   13,551   $   13,796
                                               ==========   ==========   ==========


                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006

NOTE 1. ORGANIZATION

        Viridax Corporation was incorporated on July 1, 1998 under the laws of the State of Florida as Media Advisory Group, Inc. and on August 6, 2001 changed its name to I & E Tropicals, Inc. On April 5, 2005, the company amended its Articles of Incorporation to change its name to Viridax Corporation. With the acquisition of the bacteriophage material on April 24, 2005, the Company is pursuing its plan to expedite the bacteriophage material's commercialization. This bacteriophage material is expected to be used for the treatment of bacterial infections incited by Staphylococcus aureus and other Staphlylococcus species. The Company has decided to discontinue its original business plan for the importing and exporting of exotic marine life. The company's headquarters is in Boca Raton, Florida.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Computer Equipment

        Computer   equipment  is  recorded  at  cost.   Expenditures  for  major
        betterments and additions are charged to the property and equipment accounts, while replacements,

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Computer Equipment (Continued)

        maintenance and repairs which do not improve or extend the life of the respective assets are expensed. Depreciation is computed by the straight-line method over the estimated useful lives of the assets of three years.

        Bacteriophage Material

        On April 24, 2005 the Company entered into an agreement with a biomedical company to purchase certain Staphylococcus aureus bacteriophages in exchange for 2,000,000 shares of common stock. The bacteriophages were valued at $2 million based upon the Company's most recent sale of common stock for cash. The Company intends to expedite the commercialization of the bacteriophages by obtaining financing to complete pre-clinical testing and initiate clinical trials in order to obtain regulatory approval for marketing. In the alternative, a market currently exists for the bacteriophage material in certain countries outside the United States.

        The Company accounts for any impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS No. 142, intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value to determine whether or not an impairment to such value has occurred. As of April 30, 2006, no impairment was recognized pursuant to the results of an independent valuation of the bacteriophage material.

        Income Taxes

        Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006

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

        Statement of Cash Flows

        For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2006, the Company had no cash equivalents.

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

NOTE 3. COMPUTER EQUIPMENT

        As of April 30, 2006, computer equipment was as follows:

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006

NOTE 3. COMPUTER EQUIPMENT (CONTINUED)

        Computer equipment                                             $ 3,427
                                                                       -------
        Accumulated depreciation                                          (316)
                                                                       -------

        Computer equipment - net                                       $ 3,111
                                                                       =======

        During the years ended April 30, 2006 and 2005, depreciation expense was $316 and $0, respectively.

NOTE 4. INCOME TAXES

        As of April 30, 2006, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income taxes are as follows:

        Net operating loss carryforwards                              $ 206,500
        Start-up expenditures                                             1,750
                                                                      ---------
                                                                        208,250
        Less: Valuation allowance                                      (208,250)

        Net deferred income tax asset                                 $      --
                                                                      =========

        During the year ended April 30, 2006, the valuation allowance increased by $201,350.

        The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006

NOTE 4. INCOME TAXES (CONTINUED)

                                                             2006        2005
                                                            ------      ------

        Tax (benefit) at federal statutory rate             (34.00)%    (15.00)%
        State tax (benefit), net of federal benefit          (3.63)      (3.63)
        Valuation allowance                                  37.63       18.63
                                                            ------      ------

        Tax provision (benefit)                              00.00%      00.00%
                                                            ======      ======

        The Company has net operating loss carryforwards for federal and state purposes of approximately $563,000 available to offset future taxable income. The net operating loss carryforwards, if not used, expire through April 30, 2026.

NOTE 5. RELATED PARTY TRANSACTIONS

        Note Receivable and Accrued Interest

        On February 15, 2006, $4,000 was advanced to a company, the president of which is the president of the Company. The note is unsecured, bears interest at 6% per annum and is due on demand. The note receivable balance as of April 30, 2006 includes accrued interest of $49.

        On May 18, 2006, the Company advanced an additional $7,700 to this company. The note is unsecured, bears interest at 6% per annum and is due on demand.

        Consulting Fees

        On May 1, 2005, the Company entered into a consulting agreement with the
        Company's   president  to  provide  technical  and  procedural  advisory services at a rate of

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006

NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

        Consulting Fees (Continued)

        $200 per hour. The agreement is effective until terminated by either party upon fifteen days notice. During the year ended April 30, 2006, $29,500 was paid under this agreement. Effective September 1, 2005, the consulting agreement was terminated and the Company's president was placed on payroll for compensation of $5,000 per month (increased to $10,000 per month effective December 1, 2005).

        Legal Fees

        During the year ended April 30, 2006, $63,750 was paid to a stockholder for legal services rendered.

NOTE 6. CAPITAL STOCK

        The Company has 3,000,000 shares of Class A non-cumulative, convertible preferred stock of $1 par value authorized. The preferred shares are non-cumulative, non-voting and convertible to common shares within the first 3 years under the following schedule: shares converted within the first year of purchase shall receive 4 shares of common for every share of preferred; shares converted in the second year after purchase shall receive 4.4 shares of common for every share of preferred; shares converted in the third year after purchase shall receive 4.6 shares of common for every share of preferred; after 3 years of ownership, the shareholder shall receive 5 shares of common for every share of preferred, but the right to convert must be exercised within 30 days of the 3 year anniversary of purchase or the conversion right will lapse.

        On April 1, 2006, the Company entered into an Agency

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006

NOTE 6. CAPITAL STOCK (CONTINUED)

        Agreement for the sale of up to 3,000,000 shares of the Company's Class A Preferred Stock. The stock is being offered for sale in Germany and elsewhere in Europe at $3.50 per share, as determined by the Company's management, such sale being exempt from registration under Regulation S of the Securities Act of 1933.

        As of April 30, 2006, no preferred shares were issued and outstanding. Subsequent to April 30, 2006, 10,500 preferred shares were sold for cash totaling $36,750.

        The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

        On June 1, 2005, the Company entered into a Stock Purchase Agreement for the sale, on a best efforts basis, of an aggregate of 500,000 shares of common stock for $1 per share, as determined by the Company's management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provides for the purchase of the shares at irregular intervals. During the year ended April 30, 2006, 357,167 common shares were sold for cash totaling $357,167. On April 25, 2006, the agreement was terminated by mutual consent.

        On July 1, 2005, the Company entered into a Stock Purchase Agreement for the sale of an aggregate of 400,000 shares of common stock for $.80 per share, as determined by the Company's management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provided for the purchase of the shares in installments with the first installment of 50,000 shares ($40,000) due within ten days of the date of the Agreement. The remaining 350,000 shares were to be paid in not more than seven

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006

NOTE 6. CAPITAL STOCK (CONTINUED)

        installments with a minimum of 50,000 shares per installment. This payment arrangement was not followed. During the year ended April 30, 2006, 50,000 common shares were sold for cash totaling $40,000. Stock subscriptions receivable of $280,000 were recorded for the remaining 350,000 common shares, of which $113,476 was received during the year ended April 30, 2006. On April 25, 2006, the agreement was terminated. The balance of the subscription receivable of $166,524 was reversed.

        The sales of common stock pursuant to the Stock Purchase Agreements referred to above resulted in additional funds received of $21,808. As a result of the termination of these agreements, the additional funds have been classified as additional paid-in capital.

        On April 12, 2006, the Company entered into a Stock Purchase Agreement for the sale, on a best efforts basis, of an aggregate of 1,000,000 shares of common stock for $1 per share, as determined by the Company's management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provides for the purchase of the shares at irregular intervals.During the year ended April 30, 2006, no common shares were sold pursuant to this agreement. Subsequent to April 30, 2006, 12,750 common shares were sold for cash totaling $12,750.

        Effective June 30, 2005, the Board of Directors approved a 4 for 1 stock split. As a result of the stock split, all common shares issued and outstanding have been retroactively adjusted.

        As of April 30, 2006, 24,305,340 shares of common stock were issued and outstanding.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2006

NOTE 7. GOING CONCERN

        As reflected on the balance sheet, the Company does not have sufficient working capital to carry it through the next twelve months. This factor raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

        With the recent Agency Agreement and Stock Purchase Agreement in place for the sale of preferred and common stock, respectively, and the anticipated approval for the sale of preferred stock on the German exchange, management believes the Company will have sufficient working capital to be able to continue as a going concern.