Form 10QSB
period 2006-07-31
VIRIDAX CORP
filed 2006-09-18
CIK 1163732

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the quarterly period ended July 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                As of July 31, 2006, there are 24,318,090 shares
                          of common stock outstanding.

                     Transitional Small Business Format: No

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended July 31, 2006 are submitted in compliance with Item 310(b) of Regulation S-B.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  JULY 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
 Cash                                                               $    18,728
 Note receivable and accrued interest - related
   party                                                                 11,904
                                                                    -----------

         Total Current Assets                                            30,632

COMPUTER EQUIPMENT - NET                                                  3,277

OTHER ASSET
 Bacteriophage material                                               2,000,000
                                                                    -----------

TOTAL ASSETS                                                        $ 2,033,909
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                              $    42,366
                                                                    -----------

STOCKHOLDER'S EQUITY
 Class A non-cumulative, convertible preferred
  stock, $1 par value, 3,000,000 shares authorized,
  10,500 shares issued and outstanding                                   10,500
 Common stock, $.001 par value, 50,000,000
  shares authorized, 24,318,090 shares issued
  and outstanding                                                        24,318
 Additional paid-in capital                                           2,620,429
 Deficit accumulated during the development stage                      (663,704)
                                                                    -----------

         Total Stockholders' Equity                                   1,991,543
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,033,909
                                                                    ===========

                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Period From
                                                                       July 1, 1998
                                               Three Months             (Inception)
                                              Ended July 31,            To July 31,
                                           2006            2005            2005
                                       ------------    ------------    ------------
REVENUES                               $         --    $         --    $        735

EXPENSES
 General and administrative                  91,423          94,880         664,439
                                       ------------    ------------    ------------

NET (LOSS)                             $    (91,423)   $    (94,880)   $   (663,704)
                                       ============    ============    ============

(LOSS) PER SHARE - BASIC AND DILUTED   $         --    $         --    $       (.05)
                                       ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      24,313,653      15,667,384      12,281,621
                                       ============    ============    ============

                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Period From
                                                    Three          Three         July 1,1998
                                                Months Ended    Months Ended     (Inception)
                                                  July 31,        July 31,       to July 31,
                                                    2006            2005            2006
                                                ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                     $    (91,423)   $    (94,880)   $   (663,704)
 Adjustments to reconcile net (loss) to net
  cash (used in) operating activities:
   Depreciation                                          322              --             638
   Common shares issued for services rendered             --              --           5,000
   Conversion of accrued interest to
    additional paid-in capital                            --              --             576
   (Increase) in accrued interest receivable            (155)             --            (204)
   Decrease in miscellaneous receivable                  511              --              --
   Increase in accounts payable                       35,750           2,542          42,366
                                                ------------    ------------    ------------
NET CASH (USED IN) OPERATING ACTIVITIES              (54,995)        (92,338)       (615,328)
                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of computer equipment                         (488)             --          (3,915)
 Increase in note receivable                          (7,700)             --         (11,700)
 Increase in loans receivable - stockholder               --              --         (12,000)
 Repayment of loans receivable - stockholder              --              --           4,000
                                                ------------    ------------    ------------
NET CASH (USED IN) INVESTING ACTIVITIES               (8,188)             --         (23,615)
                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                             12,750         107,500         599,701
 Issuance of preferred stock                          36,750              --          36,750
 Increase in amount due to stockholder                    --              --          16,220
 Proceeds of note payable                                 --              --           5,000
                                                ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             49,500         107,500         657,671
                                                ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH                      (13,683)         15,162          18,728
CASH - BEGINNING                                      32,411          36,106              --
                                                ------------    ------------    ------------
CASH - ENDING                                   $     18,728    $     51,268    $     18,728
                                                ============    ============    ============

                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Period From
                                                    Three          Three         July 1,1998
                                                Months Ended    Months Ended     (Inception)
                                                  July 31,        July 31,       to July 31,
                                                    2006            2005            2006
                                                ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Common shares issued for services rendered    $         --    $         --    $      5,000
                                                ============    ============    ============

  Common shares issued for purchase
  of bacteriophage material                     $         --    $         --    $  2,000,000
                                                ============    ============    ============

  Conversion of net stockholders loans to
  additional paid-in capital                    $         --    $         --    $     13,796
                                                ============    ============    ============

                Read accompanying Notes to Financial Statements.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2006

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

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Basis of Presentation (Continued)

        condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2006, included in the Company's Form 10-KSB as filed with the SEC. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending April 30, 2007.

        (Loss) Per Share

        Basic and diluted (loss) per share is based on the weighted average number of common shares outstanding. The effect of the conversion of the preferred stock is excluded from the calculation of net loss per share as the effect was anti-dilutive.

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

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2006

NOTE 3. RELATED PARTY TRANSACTIONS

        Notes Receivable and Accrued Interest

        During the three months ended July 31, 2006, an additional $7,700 was advanced to a company, the president of which is the president of the Company. The note is unsecured, bears interest at 6% per annum and is due on demand. The total notes receivable balance as of July 31, 2006 includes accrued interest of $204.

        Legal Fees

        During the three months ended July 31, 2006 and 2005, $15,000 and $18,750, respectively, was charged by a stockholder for legal services rendered. As of July 31, 2006, the amount due this stockholder was $15,000 and is included in accounts payable.

NOTE 4. CAPITAL STOCK

        The Company has 3,000,000 shares of Class A non-cumulative, convertible preferred stock of $1 par value authorized. The preferred shares are non-cumulative, non-voting and convertible to common shares during the first 3 years under the following schedule: shares converted within the first year of purchase shall receive 4 shares of common for every share of preferred; shares converted within the second year after purchase shall receive 4.4 shares of common for every share of preferred; shares converted within the third year after purchase shall receive 4.6 shares of common for every share of preferred; after 3 years of ownership, the shareholder shall receive 5 shares of common for every share of preferred, but the right to convert must be exercised within 30 days after the third year anniversary of purchase or the conversion right will lapse.

                               VIRIDAX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2006

NOTE 4. CAPITAL STOCK (CONTINUED)

        On April 1, 2006, the Company entered into an Agency Agreement for the sale of up to 3,000,000 shares of the Company's Class A Preferred Stock. The stock is being offered for sale in Germany and elsewhere in Europe at $7 per share ($3.50 per share net proceeds to the Company), as determined by the Company's management, such sale being exempt from registration under Regulation S of the Securities Act of 1933.

        During the three months ended July 31, 2006, 10,500 preferred shares were sold for net cash of $36,750.

        As  of  July  31,  2006,   10,500   preferred  shares  were  issued  and
        outstanding.

        The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

        On April 12, 2006, the Company entered into a Stock Purchase Agreement for the sale, on a best efforts basis, of an aggregate of 1,000,000 shares of common stock for $1 per share, as determined by the Company's management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provides for the purchase of the shares at irregular intervals. During the three months ended July 31, 2006, 12,750 common shares were sold for cash totaling $12,750. Subsequent to July 31, 2006, 10,000 common shares were sold for cash totaling $10,000.

        As of July 31, 2006, 24,318,090 shares of common stock were issued and outstanding.

                              VIRIDAX CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 2006

NOTE 5. SUBSEQUENT EVENTS

        On August 14, 2006, the Company received a loan of $6,000 from a company, the president of which is the president of the Company. The loan is unsecured, bears interest at 6% per annum and is due on demand.

NOTE 6. GOING CONCERN

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

        With the recent Agency Agreement and Stock Purchase Agreement in place for the sale of preferred and common stock, respectively, and the recent approval for the sale of preferred stock on the German exchange, management believes the Company will have sufficient working capital to be able to continue as a going concern.

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

      Viridax continues with its discussions and proposals for collaborations with government agencies and private biopharmaceutical firms in Russia, Hungary and Romania. The Russian firm has proposed to provide preclinical testing services, manufacturing operations and clinical trials resources for the Viridax products as part of its package of offerings for negotiation. Similarly, government and private company representatives in both Hungary and Romania express their continued interest in collaborating with Viridax, and Viridax continues to explore the various scientific, manufacturing and marketing opportunities that could be available as a result of negotiating and executing mutually beneficial collaborative agreements. Additional, due-diligence evaluations, proposals and counterproposals are in process, with regard to these emerging technology and business opportunities. Subsequent to the last report there have been additional and ongoing positive communications between Viridax and the Russian, Hungarian and Romanian representatives, and additional meetings are anticipated. However, no final arrangements have been agreed upon at this time .

      A long-range objective of Viridax Corporation is to bring forward a series of high value biopharmaceutical products based on the development of new and modified bacteriophages including certain proprietary delivery technologies. While the Company has the option of taking its bacteriophage therapy to foreign countries, such as phage therapy centers now operating in the Republic of Georgia and in Mexico, the Company has decided to gain approval under the United States federal and state regulations in order to market its products initially in the US. As a consequence, until all required testing is completed and final approvals obtained, the Company will not expect any revenue stream. It does, however, expect that funding from sales of its stock will be sufficient to maintain the Company until revenues in the United States may be obtained. There can be no assurance that the anticipated stock sales will be realized as anticipated. If required, the Company may seek funds in the form of loans. However, the Company has not entered into any loan agreements at this time, and there is no assurance that adequate, or any, loans could be obtained that would be sufficient to continue operations

      At the present rate of expenditures, the Company estimates that it has funds on hand to continue operations for the next four months without further revenues. However, a prospectus for the public sale of 3,000,000 shares of the Company's Class A Preferred Stock has been approved by the German Federal Financial Supervisory Authority (BaFin). The Company anticipates sales of this stock to commence almost immediately at a price of US $7 per share (US $3.50 per share net to the Company) (See Part II, Item 2). The Company also anticipates sales of its Common Stock pursuant to an agreement with Innovative Strategies (See Part II, Item 2).

      Subsequent to July 31, 2006, the Company has sold 10,000 shares of common stock for $10,000 cash. There is no assurance that the anticipated sales as described above will be realized.

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

ITEM 3. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of management, including the Chief Executive Officer, as the primary Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Quarterly Report on Form 10-QSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

                                     PART II

ITEM 1. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

      On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale at US $7 per share of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, Par Value $ 1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber and to pay the net sum of US $3.50 per share to the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 10,500 shares have been sold to eight individuals for a total cash consideration of $36,750. No sales commissions were paid. Final approval of the prospectus by the BaFin has now been obtained.

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

      On April 12, 2006, with approval of the Board of Directors, the Company entered into a Stock Purchase Agreement with Innovative Strategies, a Panama Company, for the sale to Innovative Strategies of up to 1,000,000 shares of the Company's Common Stock, at irregular intervals, on a best efforts basis, at US $1.00 per share. As of the date of this filing, the Company has sold 12,750 shares for a net to the Company of $12,750. All shares as sold are subject to Regulation S under which the Company has claimed an exemption from registration. The facts relied upon to claim an exemption under Regulation S are: (1) the offer and sale of the shares was made in an offshore transaction because the purchaser was an entity outside of the United States when the purchases were made, (2) there were no directed selling efforts because the shares were sold to a single entity and the consideration of activities to condition the market with respect to the stock being sold was inapplicable. The Company comes within the Category 2 safe harbor as set forth in Rule 903(c)(2) because the sale of the common stock complies with the general conditions of Rule 903(a) and (b) and the stock certificates bear restrictive legends that meet the Regulation S selling restrictions in terms of transactional restrictions and offering restrictions. This Agreement with Innovative Strategies is ongoing.

ITEM 2. EXHIBITS

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

Dated: September 11, 2006                        By: /s/ Richard C. Honour
                                                     ---------------------------
                                                     Name:  Richard C. Honour
                                                     Title: President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Richard C. Honour                        President and Director
--------------------------
Richard C. Honour


/s/ Ledyard H. DeWees                        Secretary
--------------------------
Ledyard H. DeWees


/s/ Michael C. Maloney                       Director
--------------------------
Michael C. Maloney


/s/ Javaid Sheikh                            Director
--------------------------
Javaid Sheikh


/s/ Brett L. DeWees                          Director
--------------------------
Brett L. DeWees


/s/ Kenneth E. Lehman                        Chief Financial Officer
--------------------------                   Director
Kenneth E. Lehman