Form 10QSB
period 2006-10-31
VIRIDAX CORP
filed 2006-12-12
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2006

Commission File Number

0-33473

VIRIDAX CORPORATION.
(Name of Small Business Issuer in its charter)

FLORIDA	65-1138291
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

270 NW 3rd Court	33432-3720
Boca Raton, Florida	(Zip Code)
(Address of principal executive offices)

Issuer’s Telephone: (561) 368-1427

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2006, there are 24,328,090 shares
of common stock outstanding.

Transitional Small Business Format: No

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended October 31, 2006 are submitted in compliance with Item 310(b) of Regulation S-B.

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

A long-range objective of Viridax Corporation is to bring forward a series of high value biopharmaceutical products based on the development of new and modified bacteriophages including certain proprietary delivery technologies. While the Company has the option of taking its bacteriophage therapy to foreign countries, such as phage therapy centers now operating in the Republic of Georgia and in Mexico, the Company has decided to gain approval under the United States federal and state regulations in order to market its products initially in the US. As a consequence, until all required testing is completed and final approvals obtained, the Company does not expect any revenue stream. It does, however, expect that funding from sales of its stock will be sufficient to maintain the Company until revenues in the United States may be obtained. There can be no assurance that the anticipated stock sales will be realized as anticipated. If required, the Company may seek funds in the form of loans. However, the Company has not entered into any loan agreements at this time, and there is no assurance that adequate, or any, loans could be obtained that would be sufficient to continue operations

It should be pointed out that the Plan of Operation for the Company is based upon successful sales of the Company’s Class A Preferred Stock, as offered by a prospectus for the public sale of 3,000,000 shares of such stock, which has been approved for sale in Germany by the German Federal Financial Supervisory Authority. (BaFin) Under the provisions of this offering the Company will realize net proceeds of US $3.50 per share. As of the date of this filing 20,000 shares of Class A Preferred Stock have been sold for net proceeds to Viridax Corporation of $70,000. These sales are at a rate which is below the expectations of the Corporation. Based upon funds currently on hand, the Company estimates that it has sufficient funds to continue operations for the next three months. The Company expects sales of its Preferred Stock to materially increase in the coming months but there is no assurance that its expectations will be realized.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	Our ability to obtain capital;
•	Our ability to fully implement our business plan;
•	General economic and business conditions, both nationally and in our markets;
•	Our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
•	Anticipated trends in our business;
•	Other risk factors set forth under “Other Risk Factors” in this report.

In addition, in this report, we use words or phrases such as “high value”, “plans,” “expects,” “future,” “intends,” and similar expressions to identify forward-looking statements.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer, as the primary Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Quarterly Report on Form 10-QSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

Our executive officers have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are accumulated and communicated all executive officers to allow timely decisions regarding required disclosure.

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

On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, Par Value $1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber and to pay the net sum of US $3.50 per share to the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 20,000 shares have been sold to twelve individuals for a total cash consideration of $70,000. No sales commissions were paid.

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

On April 12, 2006, with approval of the Board of Directors, the Company entered into a Stock Purchase Agreement with Innovative Strategies, a Panama Company, for the sale to Innovative Strategies of up to 1,000,000 shares of the Company's Common Stock, at irregular intervals, on a best efforts basis, at US $1.00 per share. As of the date of this filing, the Company has sold 22,750 shares for a net to the Company of $22,750. All shares as sold are subect to Regulation S under which the Company has claimed an exemption from registration. The facts relied upon to claim an exemption under Regulation S are: (1) the offer and sale of the shares was made in an offshore transaction because the purchaser was an entity outside of the United States when the purchases were made, (2) there were no directed selling efforts because the shares were sold to a Single entity and the consideration of activities to condition the market with respect to the stock being sold was inapplicable. The Company comes within the Category 2 safe harbor as set forth in Rule 903(c)(2) because the sale of the common stock complies with the general conditions of Rule 903(a) and (b) and the stock certificates bear restrictive legends that meet the Regulation S selling restrictions in terms of transactional restrictions and offering restrictions. This Agreement with Innovative Strategies is ongoing.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 11, 2006	By:	/s/ Richard C. Honour
Name: Richard C. Honour Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard C. Honour	President and Director
Richard C. Honour

/s/ Ledyard H. DeWees	Secretary
Ledyard H. DeWees

/s/ Michael C. Maloney	Director
Michael C. Maloney

/s/ Javaid Sheikh	Director
Javaid Sheikh

/s/ Brett L. DeWees	Director
Brett L. DeWees

/s/ Kenneth E. Lehman	Chief Financial Officer Director
Kenneth E. Lehman

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEET
OCTOBER 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$1,389
Notes receivable and accrued interest - related
party	12,081

Total Current Assets	13,470

COMPUTER EQUIPMENT - NET	2,954

OTHER ASSET
Bacteriophage material	2,000,000

TOTAL ASSETS	$2,016,424

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$114,723
Note payable and accrued interest - related
party	6,150

Total Liabilities	120,873

STOCKHOLDER’S EQUITY
Non-cumulative, convertible preferred stock,
$1 par value, 3,000,000 shares authorized,
17,000 shares issued and outstanding	17,000
Common stock, $.001 par value, 50,000,000
shares authorized, 24,328,090 shares issued
and outstanding	24,328
Additional paid-in capital	2,646,669
Deficit accumulated during the development stage	(792,446)

Total Stockholders’ Equity	1,895,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,016,424

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,		Period From July 1, 1998 (Inception) to October 31,
	2006	2005	2006	2005	2006
REVENUES	$-	$-	$-	$-	$735

EXPENSES
General and administrative	128,742	100,283	220,165	195,163	793,181

NET (LOSS)	$(128,742)	$(100,283)	$(220,165)	$(195,163)	$(792,446)

(LOSS) PER SHARE	$(.01)	$-	$(.01)	$(.01)	$(.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,327,003	24,266,890	24,320,219	24,081,452	12,647,355

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31, 2006	Six Months Ended October 31, 2005	Period From July 1, 1998 (Inception) to October 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(220,165)	$(195,163)	$(792,446)
Adjustments to reconcile net loss to net
cash (used in) operating activities:
Depreciation	645	-	961
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to
additional paid-in capital	-	-	576
Decrease (increase) in miscellaneous receivable	511	(512)	-
(Increase) in accrued interest receivable	(332)	-	(381)
Increase in accrued interest payable	150	-	150
Increase in accounts payable	108,107	61,906	114,723
NET CASH (USED IN) OPERATING ACTIVITIES	(111,084)	(133,769)	(671,417)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(488)	-	(3,915)
Increase in notes receivable	(7,700)	-	(11,700)
Increase in loans receivable - stockholder	-	-	(12,000)
Repayment of loans receivable - stockholder	-	-	4,000
NET CASH (USED IN) INVESTING ACTIVITIES	(8,188)	-	(23,615)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	22,750	275,500	609,701
Issuance of preferred stock, net	59,500	8,800	59,500
Proceeds of note payable -related party	6,000	-	6,000
Increase in amount due to stockholder	-	-	16,220
Proceeds of note payable	-	-	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	88,250	284,300	696,421
NET (DECREASE) INCREASE IN CASH	(31,022)	150,531	1,389
CASH - BEGINNING	32,411	36,106	-
CASH - ENDING	$1,389	$186,637	$1,389

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31, 2006	Six Months Ended October 31, 2005	Period From July 1, 1998 (Inception) to October 31, 2006
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Common shares issued for services rendered	$-	$-	$5,000
Common shares issued for purchase
of bacteriophage material	$-	$-	$2,000,000
Conversion of net stockholders loans to
additional paid-in capital	$-	$-	$13,796

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 1. ORGANIZATION

Viridax Corporation was incorporated on July 1, 1998 under the laws of the State of Florida as Media Advisory Group, Inc. and on August 6, 2001 changed its name to I & E Tropicals, Inc. On April 5, 2005, the Company amended its Articles of Incorporation to change its name to Viridax Corporation. With the acquisition of the bacteriophage material on April 24, 2005, the Company is pursuing its plan to expedite the bacteriophage material’s commercialization. This bacteriophage material is expected to be used for the treatment of bacterial infections incited by Staphylococcus aureus and other Staphlylococcus species. The Company has decided to discontinue its original business plan for the importing and exporting of exotic marine life. The company’s headquarters is in Boca Raton, Florida.

The Company has insignificant revenue to date. Since its inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that it will be a commercial success.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended April 30, 2006, included in the Company’s Form 10-KSB as filed with the SEC. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending April 30, 2007.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 3. RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

During the six months ended October 31, 2006, an additional $7,700 was advanced to a company, the president of which is the president of the Company. The note is unsecured, bears interest at 6% per annum and is due on demand. The total notes receivable balance as of October 31, 2006 includes accrued interest of $381.

Legal Fees

During the three months and six months ended October 31, 2006, $15,000 and $30,000, respectively, was charged by a stockholder for legal services rendered. During the three months and six months ended October 31, 2005, $10,000 and $28,750, respectively, was charged by this stockholder. As of October 31, 2006, the amount due this stockholder was $30,000 and is included in accounts payable.

Note Payable and Accrued Interest

On August 14, 2006, the Company received a loan of $6,000 from a company, the president of which is the president of the Company. The loan is unsecured, bears interest at 6% per annum and is due on demand. The note payable balance as of October 31, 2006 includes accrued interest of $150.

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

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 4. CAPITAL STOCK (CONTINUED)

On April 1, 2006, the Company entered into an Agency Agreement for the sale of up to 3,000,000 shares of the Company’s Class A Preferred Stock. The stock is being offered for sale in Germany and elsewhere in Europe at $7 per share ($3.50 per share net proceeds to the Company), as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933.

During the six months ended October 31, 2006, 17,000 preferred shares were sold for net cash of $59,500. Subsequent to October 31, 2006, 3,000 preferred shares were sold for cash totaling $10,500.

As of October 31, 2006, 17,000 preferred shares were issued and outstanding.

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

On April 12, 2006, the Company entered into a Stock Purchase Agreement for the sale, on a best efforts basis, of an aggregate of 1,000,000 shares of common stock for $1 per share, as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provides for the purchase of the shares at irregular intervals. During the six months ended October 31, 2006, 22,750 common shares were sold for cash totaling $22,750.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2006

NOTE 4. CAPITAL STOCK (CONTINUED)

As of October 31, 2006, 24,328,090 shares of common stock were issued and outstanding.

NOTE 5. GOING CONCERN

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

With the recent Agency Agreement and Stock Purchase Agreement in place for the sale of preferred and common stock, respectively, and the approval for the sale of preferred stock on the German exchange, management believes the Company will have sufficient working capital to be able to continue as a going concern.