Form 10QSB
period 2007-01-31
VIRIDAX CORP
filed 2007-03-13
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2007

Commission File Number

0-33473

VIRIDAX CORPORATION.
(Name of Small Business Issuer in its charter)

FLORIDA	65-1138291
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

270 NW 3rd Court	33432-3720
Boca Raton, Florida	(Zip Code)
(Address of principal executive offices)

Issuer’s Telephone: (561) 368-1427

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 2007, there are 24,338,090 shares
of common stock outstanding.

Transitional Small Business Format: No

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended January 31, 2007 are submitted in compliance with Item 310(b) of Regulation S-B.

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

The Company has received a draft of a Research Agreement between the Company and Olive View-UCLA Education and Research Institute, a California non-profit corporation ( ERI ). The agreement identifies the research assistance Viridax is seeking and ERI agrees to assist Viridax (also identified as the “Sponsor”) by furnishing such personnel, facilities, expertise and skills for the scope of work identified as the “Project” as may be required to complete the scope of work. Under this draft the Project is identified as follows:

“The Project involves the isolation, culture, amplification, purification and screening of bacteriophage found to be lytic to the bacterial pathogen Staphylococcus aureaus, including antibiotic-resistant form of Staphylococcus aureaus known as Methicillin Resistant Staphylococcus aureaus (MRSA), plus certain forms of MRSA known as Hospital-Acquired MRSA and Community-Associated MRSA. The Project also involves the isolation, culture, amplification, purification and screening of bacteriophage found to be lytic to other forms of Staphylococcus aureaus, such as Vancomycin-Resistant Staphylococcus aureaus (VRSA) or Vancomycin Intermediate Resistant Staphylococcus aureaus (VISA), plus any new variants or novel forms of Staphylococcus aureaus that may emerge during the course of the Project. The Project also involves the isolation, culture, amplification, purification and screening of less-virulent forms of Staphylococcus aureaus for use in amplification or manufacture of bacteriophage that are lytic to Staphylococcus aureaus. Also, Sponsor has a collection of Staphylococcus aureaus bacteriophage and bacterial host producer strains of Staphylococcus aureaus that will be provided to ERI for use in the project. For purposes of clarity, it is the stated objective of the Project that ERI will perform laboratory work to isolate, culture, amplify, purify and characterize, and thereafter provide to Sponsor a collection of bacteriophage lytic to pathogenic strains of Staphylococcus aureaus, plus a collection of non-pathogenic or less-virulent strains of Staphylococcus aureaus that will support amplification or manufacture of the lytic bacteriophage. It is also a stated objective of the Project that ERI will perform screening assays of selected lytic Staphylococcus aureaus bacteriophage against clinical isolates of Staphylococcus aureaus to assist Sponsor in identifying specific bacteriophage that may be useful for their further development as therapeutic agents.”

ERI is a non-profit corporation that administers and manages all research conducted at Olive-View-UCLA Medical Center. It is contractually related to and responsible for coordinating research activities with the County of Los Angeles/Olive View Medical Center, the Medical Center’s Professional Staff Association (PSA) and the University of California, Los Angeles. Because of the nature and diversity of patient illness and the high volume of medical problems seen at the medical center, Olive View-UCLA has become a successful site for clinical research, and accepts contracts for research and services from governmental and for-profit agencies.

Assuming final agreement of the parties, it is anticipated that $82,660 will be required upon execution of the final agreement, with an additional $135,000 due over the next nine months.

A long-range objective of Viridax Corporation is to bring forward a series of high value biopharmaceutical products based on the development of new and modified bacteriophages including certain proprietary delivery technologies. While the Company has the option of taking its bacteriophage therapy to foreign countries, such as phage therapy centers now operating in the Republic of Georgia and in Mexico, the Company has decided to gain approval under the United States federal and state regulations in order to market its products initially in the US. As a consequence, until all required testing is completed and final approvals obtained, the Company does not expect any revenue stream. It does, however, expect that funding from sales of its stock will be sufficient to maintain the Company until revenues in the United States may be obtained. There can be no assurance that the anticipated stock sales will be realized as anticipated. If required, the Company may seek funds in the form of loans. However, the Company has not entered into any loan agreements at this time, and there is no assurance that adequate, or any, loans could be obtained that would be sufficient to continue operations

It should be pointed out that the Plan of Operation for the Company is based upon successful sales of the Company’s Class A Preferred Stock, as offered by a prospectus for the public sale of 3,000,000 shares of such stock, which has been approved for sale in Germany by the German Federal Financial Supervisory Authority. (BaFin) Under the provisions of this offering the Company will realize net proceeds of US $3.50 per share. As of the date of this filing 36,000 shares of Class A Preferred Stock have been sold for net proceeds to Viridax Corporation of $126,000. These sales are at a rate which is below the expectations of the Corporation. Based upon funds currently on hand, the Company estimates that it has sufficient funds to continue operations for the next six months. The Company expects sales of its Preferred Stock to materially increase in the coming months because sales efforts are being expanded to Great Britain and other European countries, but there is no assurance that its expectations will be realized.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)
Disclosure Control and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

(b)
Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such item is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, Par Value $1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber and to pay the net sum of US $3.50 per share to the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 36,000 shares have been sold to 21 individuals for a total cash consideration of $126,000. No sales commissions were paid.

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

By approval of the Board of Directors, on December 1, 2006 the Company sold 10,000 shares of its common stock to an unrelated non-affiliated individual for the cash price of $14,000. Net proceeds to the Company was $11,200 net of commissions of $2,800. The Company claims an exemption from registration under Section 4(2) of the Act on the basis that this is an isolated single sale to an accredited investor not involving a public offering. As noted above, the purpose of the 4(2) exemption is to permit an issuer to make a specific sale of its securities without incurring the expense of registration, which applies to this transaction.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2007	By:	/s/ Richard C. Honour
Name: Richard C. Honour Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard C. Honour	President and Director
Richard C. Honour

/s/ Ledyard H. DeWees	Secretary
Ledyard H. DeWees

/s/ Michael C. Maloney	Director
Michael C. Maloney

/s/ Javaid Sheikh	Director
Javaid Sheikh

/s/ Kenneth E. Lehman	Chief Financial Officer Director
Kenneth E. Lehman Director

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEET
JANUARY 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$13,256
Notes receivable and accrued interest - related
party	12,258

Total Current Assets	25,514

COMPUTER EQUIPMENT - NET	3,045

OTHER ASSET
Bacteriophage material	2,000,000

TOTAL ASSETS	$2,028,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$131,762
Note payable and accrued interest - related
party	6,168

Total Liabilities	137,930

STOCKHOLDER’S EQUITY
Non-cumulative, convertible preferred stock,
$1 par value, 3,000,000 shares authorized,
33,500 shares issued and outstanding	33,500
Common stock, $.001 par value, 50,000,000
shares authorized, 24,338,090 shares issued
and outstanding	24,338
Additional paid-in capital	2,699,109
Deficit accumulated during the development stage	(866,318)

Total Stockholders’ Equity	1,890,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,028,559

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,		Period From July 1, 1998 (Inception) To January 31,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$735

EXPENSES
General and administrative	73,872	167,002	294,037	362,165	867,053

NET (LOSS)	$(73,872)	$(167,002)	$(294,037)	$(362,165)	$(866,318)

(LOSS) PER SHARE	$-	$(.01)	$(.01) $	(.01)	$(.07)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	24,334,394	24,449,975	24,325,017	24,202,689	12,991,752

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,	Nine Months Ended January 31,	Period From July 1, 1998 (Inception) to January 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(294,037)	$(362,165)	$(866,318)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation	990	81	1,306
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to
additional paid-in capital	-	-	576
Decrease (increase) in miscellaneous receivable	511	(512)	-
(Increase) in accrued interest receivable	(509)	-	(558)
Increase in accrued interest payable	168	-	168
Increase in accounts payable	125,146	40,588	131,762

NET CASH (USED IN) OPERATING ACTIVITIES	(167,731)	(322,008)	(728,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(924)	(2,188)	(4,351)
Increase in notes receivable	(7,700)	-	(11,700)
Increase in loans receivable - stockholder	-	-	(12,000)
Repayment of loans receivable - stockholder	-	-	4,000
NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES	(8,624)	(2,188)	(24,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock, net	33,950	487,954	620,901
Issuance of preferred stock, net	117,250	-	117,250
Proceeds of note payable - related party	6,000	-	6,000
Increase in amount due to stockholder	-	-	16,220
Proceeds of note payable	-	-	5,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	157,200	487,954	765,371

NET (DECREASE) INCREASE IN CASH	(19,155)	163,758	13,256
CASH - BEGINNING	32,411	36,106	-
CASH - ENDING	$13,256	$199,864	$13,256

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended January 31,	Nine Months Ended January 31,	Period From July 1, 1998 (Inception) to January 31,
	2007	2006	2007

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Common shares issued for services rendered	$-	$-	$5,000

Common shares issued for purchase
of bacteriophage material	$-	$-	$2,000,000

Conversion of net stockholders loans to
additional paid-in capital	$-	$-	$13,796

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2007

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
JANUARY 31, 2007

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

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2007

NOTE 3. RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

During the nine months ended January 31, 2007, an additional $7,700 was advanced to a company, the president of which is the president of the Company. The note is unsecured, bears interest at 6% per annum and is due on demand. The total notes receivable balance as of January 31, 2007 includes accrued interest of $558.

Legal Fees

During the three months and nine months ended January 31, 2007, $15,000 and $45,000, respectively, was charged by a stockholder for legal services rendered. During the three months and nine months ended January 31, 2006, $15,000 and $43,750, respectively, was charged by this stockholder. As of January 31, 2007, the amount due this stockholder was $45,000 and is included in accounts payable.

Note Payable and Accrued Interest

On August 14, 2006, the Company received a loan of $6,000 from a company, the president of which is the president of the Company. The loan is unsecured, bears interest at 6% per annum and is due on demand. The note payable balance as of January 31, 2007 includes accrued interest of $168.

NOTE 4. CAPITAL STOCK

The Company has 3,000,000 shares of Class A non-cumulative, convertible preferred stock of $1 par value authorized. The preferred shares are non-cumulative, non- voting and convertible to common shares during the first 3 years under the following schedule: shares converted within the first year of purchase shall receive 4 shares of common for every share of preferred; shares converted within the second year after purchase shall receive 4.4 shares of common for every share of preferred; shares converted within the third year after purchase shall receive 4.6 shares of common for every share of preferred; after 3 years of ownership, the shareholder shall receive 5 shares of common for every share of preferred, but the right to convert must be exercised within 30 days after the third year anniversary of purchase or the conversion right will lapse.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2007

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

During the nine months ended January 31, 2007, 33,500 preferred shares were sold for net cash of $117,250. Subsequent to January 31, 2007, 2,500 preferred shares were sold for cash totaling $8,750.

As of January 31, 2007, 33,500 preferred shares were issued and outstanding.

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

On April 12, 2006, the Company entered into a Stock Purchase Agreement for the sale, on a best efforts basis, of an aggregate of 1,000,000 shares of common stock for $1 per share, as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provides for the purchase of the shares at irregular intervals. During the nine months ended January 31, 2007, 22,750 common shares were sold for cash totaling $22,750.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2007

NOTE 4. CAPITAL STOCK (CONTINUED)

On December 1, 2006, the Company issued 10,000 common shares in a private sale at $1.40 per share, as determined by the Company’s management, such sale being exempt from registration under Regulation D of the Securities Act of 1933. The shares were issued for cash totaling $11,200 net of commissions of $2,800.

As of January 31, 2007, 24,338,090 shares of common stock were issued and outstanding.

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