Form 10KSB
period 2007-04-30
VIRIDAX CORP
filed 2007-08-13
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2007

Commission File Number 000-33473

VIRIDAX CORPORATION
(Name of Small Business Issuer in its charter)

FLORIDA	65-1138291
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)
270 NW 3rd Court
Boca Raton, Florida	33432-3720
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone: (561) 368-1427

Securities registered under Section 12(g) of the Exchange Act:
Common
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days   ☒Yes  ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes   ☒No

State Issuer’s revenues for its most recent fiscal year. None

The Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold within the past 60 days is not applicable because there have been no sales of the common equity within the past 60 days and there is no public market for the stock.

State the number of shares outstanding of the issuer’s common equity as of April 30, 2007: 24,338,090.

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

The primary business of the Company (operating under the former name of I & E Tropicals, Inc.) was been the import/export of exotic marine life from the Bahamas to the Company in Florida for subsequent sale to end-use customers. However, due to a lack of funding the Company was unable to continue its operations and remained inactive since the end of its fiscal quarter ending October 31, 2002.

In April, 2005 a business arrangement was reached whereby (1) the Company purchased certain bacteriophage-based products in exchange for 2,000,000 shares of its common stock, (2) the Company name was changed to Viridax Corporation, and (3) new management was put in place to operate the Company in the course of its new primary business direction. The corporate emphasis is now solely upon the bacteriophage products. The Company has completely terminated the original business of importing and exporting exotic marine life.

Viridax Corporation (Viridax) is now a biopharmaceutical discovery and development company formed to expedite the commercialization of new technologies and products for the treatment of bacterial infectious diseases, especially antibiotic-resistant infections. The bacteriophage-based technologies under development by Viridax specifically target bacterial pathogens that incite resistant infections in substantial human populations.

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

Viridax plans to bring forward a series of high value biopharmaceutical products based on the development of new and modified bacteriophages including certain proprietary delivery technologies. Viridax’s first products are being developed for the treatment of Staphylococcus aureus, astaphylococcal spp.

Leading Product Candidates:

Staphylococcus aureus Bacteriophage
(Respiratory and Systemic Infection Products):

Staph Respiratory Infections
Staph Systemic Infections

Staphylococcus aureus Bacteriophage
(Wound Infection Products)

Abrasion, Diabetic Ulcer and Bed Sore Infections
Surgical and Trauma Wound Infections

Viridax currently has several forms of the retained stocks of its Staphylococcal “Product Candidate” Bacteriophage maintained in incubators as suspensions of bacteriophage in USP physiological saline at concentrations of about 10E9 – 10E10, at a monitored temperature of 4N C, which is their optimal temperature for long-term stability. This Product Candidate Bacteriophage stock represents the core intellectual property and biological materials of Viridax, and is the retained source material for the Company’s first series of products for the treatment of ophthalmic, respiratory, systemic and topical Staph infections in humans.

On July 9, 2007, Viridax entered into a Research Agreement with Olive-View-UCLA (University of California at Los Angeles) Education and Research Institute, and paid $82,660 as the initial payment under the Agreement. Under this Agreement, Viridax will deliver its collections of Staph phages (bacteriophage biological material lytic to various forms of Staphylococcus aureus) to the said Education and Research Institute (ERI) whose staff will amplify and purify the individual bacteriophages by standard laboratory methods to develop stocks of each bacteriophage for use in subsequent clinical isolate screening work, scale-up manufacturing and preclinical testing.

The objectives of the OV-UCLA project are to: (1) perform routine amplification and purification procedures to assure that the bacteriophages remain viable and in pure form; and (2) use the amplified and purified bacteriophages in screening experiments to evaluate and assure the lytic activity of the bacteriophages against clinical isolates of Staphylococcus aureus that are considered to be representative of the strains of Staphylococcus aureus encountered in the clinic today. This work is important because both the stocks of bacteriophage biological materials and the infectious bacteria encountered in the clinic are genetic entities that may be subject to genetic variation over time that could possibly influence the clinical utility of the bacteriophages as therapeutic agents. This is routine amplification, purification and screening work that is done for any biological agent, and that would be continued for the life of any biological product. Another favorable outcome of the amplification, purification and screening work will be the selection of a single bacteriophage entity that will become the Product Candidate for use in scale-up manufacturing, preclinical testing and clinical trials.

Concurrently, another anticipated outcome of the work to be performed at OV-UCLA is that the spectrum of activity of the product Candidate bacteriophage will be evaluated as an ongoing process to assure that the Product Candidate will have the broadest possible clinical utility against the multiple strains of Staphylococcus aureus that are encountered in the clinic today.

In that the selected bacteriophage therapeutic agent (Product Candidate) and the many and various Staphylococcus aureus bacterial infectious agents encountered in the clinic are subject to genetic variation, the product Sponsor (Viridax) has an obligation to ensure that the pharmaceutical product it is developing meets the safety and efficacy criteria required for responsible clinical practice and by the US FDA. Another important value of the Research Agreement with OV-UCLA is that, although the Agreement provides important laboratory services to Viridax, it also provides Viridax with access to certain clinical and medical resources of the Los Angeles County UCLA medical system, which represents an extraordinary resource of Staphylococcus aureus clinical specimens from worldwide sources (vast immigrant and local patient populations), plus an exceptional clinical trials resource for the ultimate clinical evaluation of the resulting Viridax Staph phage Biopharmaceutical Product Candidate.

The complete Research Agreement between Viridax and Olive-View-UCLA Education and Research Institute is listed in Item 13 (Exhibits) and included herein, commending at E-1.

2.	ESTIMATED MARKETS

The international infectious disease therapeutics market grew from about $16 billion in 1991 to more than $43 billion in 2002, and it continues to grow. The US market share has grown from about 31% to about 37%, while the Japanese market share has declined from about 26% to 21%. The European market share and the markets in the world have remained nearly stable during that period, with Europe represented by a 28% market share, and the rest of the world about 15%. The US market share for new generation antibiotics alone is anticipated to exceed $12 billion in the near future. This phenomenal growth continues in spite of the fact that bacteria have now developed resistance to nearly all of the antibiotic agents that represent the product growth leaders. This has led to a continual stream of new antibiotic products introduced to the market, many of which have a greatly shortened product life as a direct result of the more-rapid development of resistance by the target infectious bacteria.

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

Following selection of the Product Candidate Staph phage by Viridax, the said Candidate Staph phage will be transferred to the fermentation manufacturing facility at the University of Iowa (University of Iowa, Center for Biocatalysis and Bioprocessing, Iowa City, Iowa) for the scale-up manufacturing and purification. This will be manufacturing development project to achieve optimization of the manufacturing and purification processes in compliance with guidelines of the US FDA under current Good Manufacturing Practices (cGMP). Concurrent with the basic scale-up manufacturing processes Viridax intends to incorporate additional technologies and methods into the product development process that will include biofilm disruption chemistry and nanotechnology related to product formulation, product efficacy and drug delivery. Concurrent with and subsequent to the Product Candidate scale-up manufacturing and purification processes, Viridax intends to initiate a preclinical testing program related to safety, efficacy, pharmacokinetics and other standard and required preclinical testing studies and methods that would result in the scheduling of a successful Pre-IND (Investigational New Drug application) Meeting with FDA. The purpose of the Pre-IND Meeting with the FDA is to obtain their guidance and agreement with the Viridax Pharmaceutical Development Plan at the preclinical testing stage of biopharmaceutical development. The Pre-IND Meeting Brochure that is submitted to the FDA when scheduling the Pre-IND meeting would contain all of the data developed for the Product Candidate to date in support of the request for the Pre-IND meeting. The work performed under the Research Agreement with OV-UCLA, independently by Viridax at its own laboratory and under contract by other Contract Research Organizations (CROs), including at the University of Iowa, all contribute to the successful scheduling of the Pre-IND Meeting and the subsequent filing of a formal IND. Following filing of the IND with the FDA, FDA thereafter has 90 days to file an objection to the clinical trials development plan (part of the IND filing) or to allow Viridax to commence first Phase I clinical trials (safety study in humans).

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

Biophage, Inc. – Montreal, Canada www.biophage.com. Biophage exploits new platform technologies in the health industry, with focus on cancer, infectious diseases, inflammation and immune modulation. Therapeutic bacteriophage is a minor emphasis.

Biopharm Pharmaceuticals – Tbilisi, Georgia biopharm@got.ge Biopharm acquired the phage production plant of the Eliava Institute. They make vitamins, various biomedical reagents, probiotics, and about 20 liters a month of phage products for local use.

Exponential Biotherapies, Inc. – Port Washington, NY and Rockville, MD carltonebi@erols.com Exponential is developing bacteriophage for human infectious diseases, plus for food production and companion animals. Founded in 1993 Exponential was the first American company devoted to phage therapy. They have successfully completed a Phase I clinical trial.

GangaGen – GangaGen Biotechnologies, Ltd., Bangalore, India; GangaGen, Inc., Palo Alto, CA ; GangaGen Life Sciences, Inc., Ottawa, Canada www.gangagen.com GangaGen emphasizes the diagnosis, treatment and prevention of nosocomial infections, secondary infections, and topical infections. They plan to use bacteriophage technology to discover new treatments for enteric infections, as well as upper respiratory tract infections.

Hexal Gentech – Holzkirchen, German – www.hexal-gentech.com Hexal develops novel bacteriophage therapeutics for the treatment of multidrug resistance bacterial infections. They emphasize the use of bacteriophage that are engineered to package anti-bacterial plasmids.

Intralytics, Inc. – Baltimore, MD www.intralytix.com Intralytics is a biotechnology company focused on the production and marketing of products using bacteriophages to control bacterial pathogens in environmental, food processing and medical settings.

MicroPeace Biotechnology Consulting – Melbourne, AU micropeace@hotmail.com MicroPeace is developing new compounds for the treatment of drug-resistant bacteria. They search for new classes of compounds in novel bacteria. They isolate rare bacteria as a service for industrial microbiologists who search for novel compounds with therapeutic activity.

Novolytics Limited – Warwick, Coventry, UK www.novolytics.co.uk Novolytics was formed in 2002 as a spin-out from the University of Warwick, Coventry, UK, to exploit the results of their research into the use of bacteriophages to combat bacterial infection, initially antibiotic-resistant Staph infections.

Phage Biotech, Ltd. – Tel Aviv, Israel www.page-biotech.com Phage Biotech focuses on the development, standardization, production and application of lytic bacteriophage technology toward an array of clinical, veterinary, agricultural, industrial and ecologic applications. They are conducting pre-clinical studies of Psuedomonas Keratitis and Endophthalmitis phage treatments.

Phage Tech, Inc. – Montreal, Canada www.phagetech.com PhageTech is a biopharmaceutical company focused on the discovery and development of new classes of antibiotics for novel antibacterial targets based on phage genomics. PhageTech identifies proteins used by the phages to kill bacteria, plus the specific bacterial targets against which those proteins interact.

Phage International, Inc. Los Altos, California 94024 www.phageinternational.comPhage International was formed in July of 2004. The company’s goal is to become a primary marketer of bacteriophage therapies in the western world.

Other Risk Factors

It has been established that Viridax Corporation may face serious competition coming from new discoveries of antibiotics or new classes of agents. In addition to such considerations Viridax Corporation faces a number of risk factors, some of which are outlined below:

•
In order to move ahead to establish clinical trials it will require considerable funding. There is no assurance that such funding may be obtained, either from joint venture partners or sales of the Company stock.

•
Viridax Corporation is in the development stage and its proposed operations are subject to all of the risks inherent in the establishment of a new business. The Company has no operating revenues and none are expected until such time as the products are fully tested and approved in the U.S. There can be no assurance that the Company will ever achieve profitability.

•
The Company is totally dependent upon the technical and management skills of its present officers and directors. No provision has been developed to keep these key personnel or to offset their loss with adequate reserves or insurance.

•
The Company is not trading under any venue of the NASD. Consequently, the investor has no present means to gain a cash return on their investment. Also, there is no present prospect for a sale of the Company. And if the Company should commence trading there is no way to determine the price per share on any consistent basis.

•
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

•
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

REGULATORY CONSIDERATIONS

The Viridax’ products will be regulated by governing authorities in the United States, the UK and the EU, and other countries, both within the International Conference on Harmonization (ICH) and without, according to the country’s local regulatory requirements. The regulatory process in European Community (EEC) is similar to that in the USA. The clinical trials process is initiated by filing a CTX (the US equivalent is the Investigational New Drug Application or IND) for therapeutic products with the Medicines Control Agency (MCA), which is analogous to the US Food and Drug Administration (FDA). The MCA application dossier contains, among other sections, (1) A summary of the dossier, (2) Chemical, pharmaceutical and biological documentation, (3) Pharmacotoxicolological documentation; and, (4) Clinical trials documentation, all of which are similar to the US counterpart.

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

The Company’s regulatory strategy is to expedite clinical trials, to enable registration and marketing approval through MCA and FDA sanctioned accelerated review and approval mechanisms for products for life-threatening diseases or products with a compelling pharmacoeconomic benefit. All preclinical studies will be conducted in compliance with FDA current Good Laboratory Practices (cGLP) guidelines, as well as international standards for worldwide licensing. It should be noted that the Company has the alternative development option of selling its products outside the United States should it encounter difficulties in complying with federal requirements that are now unforeseen.

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

ITEM 3.	LEGAL PROCEEDINGS

There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and/or its directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(A)	MARKET INFORMATION

There is no public trading market for the Company’s stock.

(B)	HOLDERS

There are 190 shareholders of record of the Company’s common stock.

(C)	DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None.

(E)	RECENT SALES OF UNREGISTERED SECURITIES

On April 24, 2005 the Company executed an Asset Purchase Agreement with Mycobis Corporation, a private company, whereby Viridax purchased certain bacteriophage-based products in exchange for 8,000,000 shares of its common stock. A copy of this Agreement is included herein by reference. See Exhibit 13. The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the "Act") as being a transaction by the issuer not involving any public offering. In consideration of the factors in determining whether a transaction is a public offering, such factors being (1) the number of the offerees and their relationship to each other and to the issuer, (2) the number of units offered, (3) the size of the offering, (4) the manner of the offering, the Company takes the position that because the number of offerees was one, the shares as issued were restricted, and the manner of the offering was a business transaction under direct negotiation between the two parties, no public offering was involved.

By approval of the Board of Directors, on April 15, 2005 the Company sold 100,000 shares of its common stock to an unrelated non-affiliated individual for the cash price of $25,000.00 and on April 29, 2005 the Company sold 60,000 shares of its common stock to an unrelated non-affiliated individual for the cash price of $15,000.00. In both situations, the Company claims an exemption under Section 4(2) of the Act, based on the factors as set forth above, the Company takes the position that these two separate sales were sales not involving a public offering, The purpose of the 4(2) exemption was to permit an issuer to make a specific or isolated sale of its securities to particular persons without incurring the expense of registration. That is precisely the situation in the sales identified above to sophisticated investors.

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

On July 1, 2005 the Company entered into a Stock Purchase Agreement with Rowland Associates, A BVI limited company, for the sale of 400,000 shares of its common stock. A total of 188,173 shares were sold in various increments at a cash price of $0.80 per share amounting to a total cash price of $153,476 (rounded). No commissions were paid. The Stock Purchase Agreement was terminated on April 25, 2006. The Company claimed an exemption from registration under Regulation S, as promulgated by the Securities & Exchange Commission. The facts relied upon to claim the Regulation S exemption and the Category 2 safe harbor are identical to the facts as specified above in respect to the offer and sale of the common stock with Mason-Fenway.

On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, Par Value $ 1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber and to pay the net sum of US $3.50 per share to the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 129,631 shares have been sold for a total cash consideration of $453,711 through the date of this filing. No sales commissions were paid. Final approval of the prospectus by the BaFin was obtained September 4, 2006.

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

On April 12, 2006, with approval of the Board of Directors, the Company entered into a Stock Purchase Agreement with Innovative Strategies, a Panama Company, for the sale to Innovative Strategies of up to 1,000,000 shares of the Company's Common Stock, at irregular intervals, on a best efforts basis, at US $1.00 per share. As of the date of this filing, the Company has sold 22,750 shares for a net to the Company of $22,750. All shares as sold are subect to Regulation S under which the Company has claimed an exemption from registration. The facts relied upon to claim an exemption under Regulation S are: (1) the offer and sale of the shares was made in an offshore transaction because the purchaser was an entity outside of the United States when the purchases were made, (2) there were no directed selling efforts because the shares were sold to a Single entity and the consideration of activities to condition the market with respect to the stock being sold was inapplicable. The Company comes within the Category 2 safe harbor as set forth in Rule 903(c)(2) because the sale of the common stock complies with the general conditions of Rule 903(a) and (b) and the stock certificates bear restrictive legends that meet the Regulation S selling restrictions in terms of transactional restrictions and offering restrictions. This Agreement with Innovative Strategies was terminated by mutual consent on March 30, 2007.

By approval of the Board of Directors, on December 1, 2006 the Company sold 10,000 shares of its common stock to an unrelated, non-affiliated, and accredited individual for net cash proceeds to the Company of $11,200. The Company takes the position that this sale is exempt from registration pursuant to Section 4(2) of the Act as being a transaction by the issuer not involving a public offering. This was an isolated, restricted, sale to a single individual who is accredited within the meaning of that term as set forth in Rule 501 as promulgated by the United States Securities and Exchange Commission.

(F)	PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

Not applicable.

ITEM 6.	PLAN OF OPERATION

The Research Agreement between Viridax and Olive View-UCLA Education and Research Institute states that it is anticipated to begin on July 9, 2007 and end on July 8, 2008, which effectively covers the Company’s plan of operation for the next twelve months. As set forth in that Agreement: “… it is the stated objective of the Project that ERI will perform laboratory work to isolate, culture, amplify, purify and characterize, and thereafter provide to Sponsor a collection of bacteriophage lytic to pathogenic strains of Staphylococcus aureus, plus a collection of non-pathogenic of less-virulent strains of Staphylococcus aureus that will support amplification or manufacture of the lytic bacteriophage.”

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

At the present rate of expenditures, with no pending prospect of Company revenues from operations, the Company estimates that it has funds on hand to continue operation for the next nine months. However, the Company anticipates that it will derive significant cash flow from the sales of its Preferred Stock (See ITEM 5, PART II) in Europe. Subsequent to the end of our fiscal year, April 30, 2007, the Company has sold 85,131 shares of Preferred Stock for cash totaling $297,961. There is no assurance that the anticipated sales will be realized.

The Company has its President as its present sole full-time salaried employee. While the Company does anticipate hiring additional employees, no decisions have been made by the Board of Directors at this time.

ITEM 7.	FINANCIAL STATEMENTS

Attached audited financial statements for Viridax Corporation, for the year ended April 30, 2007 are submitted in compliance with Item 310 of Regulation S-B.

ITEM 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON CCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the Chief Executive Officer, as the primary Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(c) and 15d-15(e) ) under the Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.

During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting ( as defined in Rule 13a-15(f) and 15d-15(f) ) under the Exchange Act that materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our principal executive and financial officers concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by our Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 8B.	OTHER INFORMATION

        Not applicable

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(A)	IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position
Richard C. Honour	67	President, Chief Executive Officer
		Director, Chairman

Kenneth E. Lehman	61	Chief Financial Officer
		Director

Ledyard H. DeWees	75	Secretary

Michael C. Maloney	56	Director

Javid Sheikh	53	Directo

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

Not applicable.

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

The audit committee has adopted a formal charter specifying (i) the scope of the audit committee’s responsibilities and how to carry out those responsibilities, including structure, processes and membership requirements, (ii) receipt from the outside auditor of a formal written statement delineating all relationships between the auditor and the Company, consistent with Independence Standards Boards Standard I, and the Committee’s responsibility for actively engaging in communications with the auditor pertaining to any relationships that may impact the objectivity of the auditor and (iii) items pertaining to the outside auditor’s accountability to the Board of Directors and the audit committee.

The audit committee has also adopted guidelines and procedures consistent with the requirements and standards of Section 301 of the Sarbanes-Oxley Act of 2002, amending Section 10A of the Securities Exchange Act of 1934.

(F)	CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to the Company’s chief executive officer, principal accounting officer or controller, or employees of whatever designation performing similar functions.

For purposes of clarification, the term “code of ethics” means the written standards that are reasonably designed to deter wrongdoing and to promote:

•   Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

•    Full, fair, accurate timely and understandable disclosure in the periodic reports required to be filed by the company.

•   Compliance with applicable governmental laws, rules and regulations.

•   Prompt internal reporting to the appropriate persons identified in the code of violations of the code; and

•   Accountability for adherence to the code.

The full text of the Company’s “Code of Business Conduct and Ethics” is included herein by reference. See Exhibit 13. The company will provide to any person without charge a copy of its Code of Business conduct and Ethics upon receiving a written request therefore at the main office of the Company, delivered by letter or facsimile form.

ITEM 10.	EXECUTIVE COMPENSATION

(a)	GENERAL

Effective January 1, 2006 the monthly salary compensation for Richard C. Honour, President, was increased to $10,000 monthly. There are no other compensation arrangements.

(b)	SUMMARY COMPENSATION TABLE

Not applicable. No executive compensation plan is under consideration.

(c)	OPTION/SAR GRANTS TABLE

Not applicable.

(d)	AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTIONS/SAR VALUE TABLE

Not applicable.

(e)	LONG-TERM INCENTIVE PLAN (ALTIP@) AWARDS TABLE

Not applicable.

(f)	COMPENSATION OF DIRECTORS

There are no arrangements whatsoever pertaining to compensation for the directors, including expense reimbursement.

(g)	EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Not applicable.

(h)	REPORT ON REPRICING OF OPTIONS/SAR’s

Not applicable.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

(b)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists the beneficial ownership of the Company’s voting securities by each person known by the Company to be the beneficial owner of more than 5% of such voting securities..

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Brett L. DeWees 737 SE 1st Way, Apt. 107 Deerfield Beach, FL 33441	5,914,153 shares Direct Ownership	24.29%
Common	Mycobis Corporation 19211 64th Place, NE Kenmore, WA 98028	8,000,000 shares Direct Ownership	32.87%

(C)	SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Javaid Sheikh	250,000 shares Direct Ownership	1.02%

Note: No listed beneficial owner has the right to acquire options, warrants, rights, conversion privileges or similar obligations.

(D)	CHANGES IN CONTROL

Not applicable

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable

ITEM 13.	EXHIBITS

(a) INDEX TO EXHIBITS

Exhibit Number	Page Number	Description

3(i)(a)		*Articles of Incorporation of
Media Advisory Group, Inc.
3(i)(b)		*Certification of Reinstatement
3(i)(c)		*Articles of Amendment changing name to I & E Tropicals, Inc.
3(i)(d)		**Articles of Amendment changing name to Viridax Corporation
3(ii)		*Bylaws of Viridax Corporation
10		**Asset Purchase Agreement
10	E-1	Research Agreement
14		**Code of Ethics
31.1	E-9	Certification by President
31.2	E-11	Certification by Chief Financial Officer

32.1	E-13	Certification, 18 U.S.C.

32.2	E-14	Certification, 18 U.S.C.

*Incorporated by reference to Form 10-SB/12G, filed 1/7/02.

**Incorporated by reference to Form 10-KSB, filed on 6/27/05.

        (b)REPORTS ON FORM 8-K

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(A) Audit Fees

The aggregate fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended April 30, 2007 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended July 31, 2006, October 31, 2006 and January 31, 2007 were $26,250.

The aggregate audit fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended April 30, 2006 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended July 21, 2005, October 31, 2005 and January 31, 2006 were $23,750.

        (B) Audit-Related Fees

None.

(C) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $925. The services comprising these fees were for the preparation of federal and state tax returns

(D) All Other Fees

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2007	By:	/s/ Richard C. Honour

Name: Richard C. Honour
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard C. Honour	President and Director
Richard C. Honour

/s/ Ledyard H. DeWees	Secretary
Ledyard H. DeWees

/s/ Michael C. Maloney	Director
Michael C. Maloney

/s/ Javaid Sheikh	Director
Javaid Sheikh

/s/ Kenneth E. Lehman	Chief Financial Officer
Kenneth E. Lehman	Director

VIRIDAX CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2007

VIRIDAX CORPORATION
(A Development Stage Company)

CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet	F-2
Statements of Operations	F-3
Statements of Changes in Stockholders’ Equity (Deficit)	F-4 to F-6
Statements of Cash Flows	F-7 to F-8
Notes to Financial Statements	F-9 to F-17

Report of Independent Registered Public Accounting Firm

To The Board of Directors
Viridax Corporation

We have audited the accompanying balance sheet of Viridax Corporation (a development stage company), as of April 30, 2007 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended April 30, 2007 and 2006 and for the period from July 1, 1998 (inception) through April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viridax Corporation (a development stage company) as of April 30, 2007, and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006 and for the period from July 1, 1998 (inception) through April 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company is still in the development stage with an accumulated deficit of $1,068,866, a working capital deficiency of $151,102 and, since inception, a negative cash flow from operations of $767,493. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 10, 2007	Earl M. Cohen, C.P.A., P.A.
Boca Raton, Florida

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEET
APRIL 30, 2007

ASSETS

CURRENT ASSETS
Cash	$12,327
Notes receivable and accrued interest - related party	12,429

Total Current Assets	24,756

COMPUTER EQUIPMENT - NET	2,683

OTHER ASSET
Bacteriophage material	1,875,000

TOTAL ASSETS	$1,902,439

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$169,602
Note payable and accrued interest - related party	6,256

Total Liabilities	175,858

STOCKHOLDER’S EQUITY	1,726,581

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,902,439

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended April 30, 2007	Year Ended April 30, 2006	July 1, 1998 (Inception) to April 30, 2007

REVENUE	$-	$-	$735
EXPENSES
General and administrative	371,585	535,091	944,601
Impairment of bacteriophage material	125,000	-	125,000

Total Expenses	496,585	535,091	1,069,601

NET (LOSS)	$(496,585)	$(535,091)	$(1,068,866)

(LOSS) PER SHARE	$(.02)	$(.02)	$(.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,328,204	24,281,530	13,306,241

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2007

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During the
	Number of	Par	Number of	Par	Paid-In	Subscription	Development
	Shares	Value	Shares	Value	Capital	Receivable	Stage	Total

July 15, 1998
Common shares issued to founders for services rendered ($.001 per share)	-	$-	4,000,000	$4,000	$1,000	$-	$-	$5,000
Net (loss)	-	-	-	-	-	-	(5,000)	(5,000)
Balance - April 30, 1999	-	-	4,000,000	4,000	1,000	-	(5,000)	-
Net (loss)	-	-	-	-	-	-	-	-
Balance - April 30, 2000	-	-	4,000,000	4,000	1,000	-	(5,000)	-
Net (loss)	-	-	-	-	-	-	-	-
Balance - April 30, 2001	-	-	4,000,000	4,000	1,000	-	(5,000)	-
Common shares issued for cash ($.001 per share)
September 2001	-	-	1,120,000	1,120	280	-	-	1,400
October 2001	-	-	10,480,000	10,480	2,620	-	-	13,100
Net (loss)	-	-	-	-	-	-	(4,343)	(4,343)
Balance - April 30, 2002	-	-	15,600,000	15,600	3,900	-	(9,343)	10,157
Net (loss)	-	-	-	-	-	-	(8,956)	(8,956)
Balance - April 30, 2003	-	-	15,600,000	15,600	3,900	-	(18,299)	1,201
Net (loss)	-	-	-	-	-	-	(6,790)	(6,790)
Conversion of net stockholders loans to additional paid-in capital	-	-	-	-	245	-	-	245
Balance - April 30, 2004	-	-	15,600,000	15,600	4,145	-	(25,089)	(5,344)

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2007

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During the
	Number of	Par	Number of	Par	Paid-In	Subscription	Development
	Shares	Value	Shares	Value	Capital	Receivable	Stage	Total
Balances forward	-	$-	15,600,000	$15,600	$4,145	$-	$(25,089)	$(5,344)

April 2005
Common shares issued for cash ($.25 per share)	-	-	160,000	160	39,840	-	-	40,000
Common shares issued for purchase of bacteriophage material ($.25 per share)	-	-	8,000,000	8,000	1,992,000	-	-	2,000,000
Net (loss)	-	-	-	-	-	-	(12,101)	(12,101)
Conversion of notes payable and accrued interest and net stockholders loans to additional paid-in capital	-	-	-	-	13,551	-	-	13,551

Balance - April 30, 2005	-	-	23,760,000	23,760	2,049,536	-	(37,190)	2,036,106

July 1, 2005
Common shares issued for cash and stock subscription receivable ($.80 per share)	-	-	400,000	400	319,600	(280,000)	-	40,000
June 2005 through April 2006
Common shares issued for cash ($1 per share)	-	-	357,167	357	356,810	-	-	357,167
Payments received on stock subscription receivable	-	-	-	-	-	113,476	-	113,476
	-	-	24,517,167	24,517	2,725,946	(166,524)	(37,190)	2,546,749

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2007

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During the
	Number of	Par	Number of	Par	Paid-In	Subscription	Development
	Shares	Value	Shares	Value	Capital	Receivable	Stage	Total

Balance forward	-	-	24,517,167	24,517	2,725,946	(166,524)	(37,190)	2,546,749
Reversal of stock subscription receivable due to cancellation of stock purchase agreement	-	-	(211,827)	(212)	(166,312)	166,524	-	-
Reclassification of additional funds received from stock purchase agreements	-	-	-	-	21,808	-	-	21,808
Net (loss)	-	-	-	-	-	-	(535,091)	(535,091)
Balance - April 30, 2006	-	-	24,305,340	24,305	2,581,442	-	(572,281)	2,033,466
May through August 2006
Common shares issued for cash ($1 per share)	-	-	22,750	23	22,727	-	-	22,750
December 2006
Common shares issued for cash ($1.40 per share) net of commissions	-	-	10,000	10	11,190	-	-	11,200
May 2006 through April 2007
Preferred shares issued for cash ($7.00 per share) net of commissions	44,500	44,500	-	-	111,250	-	-	155,750
Net (loss)	-	-	-	-	-	-	(496,585)	(496,585)
Balance - April 30, 2007	44,500	$44,500	24,338,090	$24,338	$2,726,609	$-	$(1,068,866)	$1,726,581

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended April 30, 2007	Year Ended April 30, 2006	July 1, 1998 (Inception) to April 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(496,585)	$(535,091)	$(1,068,866)
Adjustments to reconcile net (loss) to cash used in operating activities:
Depreciation	1,352	316	1,668
Impairment of bacteriophage material	125,000	-	125,000
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to additional paid-in capital	-	-	576
Decrease (Increase) in miscellaneous receivable	511	(511)	-
(Increase) in accrued interest receivable	(680)	(49)	(729)
Increase in accrued interest payable	256	-	256
Increase in accounts payable and accrued expenses	162,986	6,616	169,602
NET CASH (USED IN) OPERATING ACTIVITIES	(207,160)	(528,719)	(767,493)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(924)	(3,427)	(4,351)
Increase in note receivable	(7,700)	(4,000)	(11,700)
Increase in loans receivable - stockholder	-	-	(12,000)
Repayments of loans receivable - stockholder	-	-	4,000
NET CASH (USED IN) INVESTING ACTIVITIES	(8,624)	(7,427)	(24,051)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	33,950	418,975	507,425
Issuance of preferred stock, net	155,750	-	155,750
Payments on stock subscription receivable	-	113,476	113,476
Proceeds of note payable - related party	6,000	-	6,000
Proceeds of notes payable	-	-	5,000
Increase in amount due to stockholder	-	-	16,220
NET CASH PROVIDED BY FINANCING ACTIVITIES	195,700	532,451	803,871

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended April 30, 2007	Year Ended April 30, 2006	July 1, 1998 (Inception) to April 30, 2007

NET (DECREASE) INCREASE IN CASH	(20,084)	(3,695)	12,327
CASH - BEGINNING	32,411	36,106	-
CASH - ENDING	$12,327	$32,411	$12,327

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services rendered.	$-	$-	$5,000
Common shares issued for purchase of bacteriophage material.	$-	$-	$2,000,000
Conversion of notes payable and accrued interest and net stockholders loans to additional paid-in capital.	$-	$-	$13,796

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Computer Equipment

Computer equipment is recorded at cost. Expenditures for major betterments and additions are charged to the property and equipment accounts, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed. Depreciation is computed by the straight-line method over the estimated useful lives of the assets of three years.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Bacteriophage Material

On April 24, 2005 the Company entered into an agreement with a biomedical company to purchase certain Staphylococcus aureus bacteriophages in exchange for 2,000,000 shares of common stock. The bacteriophages were valued at $2 million based upon the Company’s most recent sale of common stock for cash. The Company intends to expedite the commercialization of the bacteriophages by obtaining financing to complete pre-clinical testing and initiate clinical trials in order to obtain regulatory approval for marketing. In the alternative, a market currently exists for the bacteriophage material in certain countries outside the United States.

The Company accounts for any impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value to determine whether or not an impairment to such value has occurred. As of April 30, 2007, an impairment of $125,000 was recognized pursuant to the results of an independent valuation of the bacteriophage material.

Income Taxes

Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share

(Loss) per share is computed by dividing net (loss) for the year by the weighted average number of common shares outstanding. The effect of the conversion of the preferred stock is excluded from the calculation of net loss per share as the effect was anti-dilutive.

Statement of Cash Flows

For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2007, the Company had no cash equivalents.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generallyaccepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements and those differences could be material.

NOTE 3. COMPUTER EQUIPMENT

As of April 30, 2007, computer equipment was as follows:
Computer equipment	$4,351
Accumulated depreciation	(1,668)

Computer equipment - net	$2,683

During the years ended April 30, 2007 and 2006, depreciation expense was $1,352 and $316, respectively.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007

NOTE 4. INCOME TAXES

As of April 30, 2007, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company’s net deferred income taxes are as follows:

Net operating loss carryforwards	$346,300
Start-up expenditures	1,750
348,050
Less: Valuation allowance	(348,050)

Net deferred income tax asset	$-

During the year ended April 30, 2007, the valuation allowance increased by $139,800.

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

	2006	2005
Tax (benefit) at federal statutory rate	(34.00)%	(15.00)%
State tax (benefit), net of federal benefit	(3.63)	(3.63)
Valuation allowance	37.63	18.63

Tax provision (benefit)	00.00%	00.00%

The Company has net operating loss carryforwards for federal and state purposes of approximately $934,500 available to offset future taxable income. The net operating loss carryforwards, if not used, expire through April 30, 2027.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007

NOTE 5. RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

During the year ended April 30, 2007, an additional $7,700 was advanced to a company, the president of which is the president of the Company. The note is unsecured, bears interest at 6% per annum and is due on demand. The total notes receivable balance as of April 30, 2007 includes accrued interest of $729.

On July 30, 2007, the Company received $6,300 as a partial repayment of the notes receivable.

Note Payable and Accrued Interest

On August 14, 2006, the Company received a loan of $6,000 from a company, the president of which is the president of the Company. The loan is unsecured, bears interest at 6% per annum and is due on demand. The note payable balance as of April 30, 2007 includes accrued interest of $256.

On July 24, 2007, the note payable and accrued interest was repaid.

Legal Fees

During the years ended April 30, 2007 and 2006, $60,000 and $63,750 was charged by a stockholder for legal services rendered. As of April 30, 2007, the amount due this stockholder was $60,000 and is included in accounts payable.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007

NOTE 6. CAPITAL STOCK

Preferred Stock

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

As of April 30, 2007, 44,500 preferred shares were issued and outstanding. Subsequent to April 30, 2007, 85,131 preferred shares were sold for net proceeds totaling $297,961.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007

NOTE 6. CAPITAL STOCK (CONTINUED)

Common Stock

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

On June 1, 2005, the Company entered into a Stock Purchase Agreement for the sale, on a best efforts basis, of an aggregate of 500,000 shares of common stock for $1 per share, as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provided for the purchase of the shares at irregular intervals. During the year ended April 30, 2006, 357,167 common shares were sold for cash totaling $357,167. On April 25, 2006, the agreement was terminated by mutual consent.

On July 1, 2005, the Company entered into a Stock Purchase Agreement for the sale of an aggregate of 400,000 shares of common stock for $.80 per share, as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provided for the purchase of the shares in installments with the first installment of 50,000 shares ($40,000) due within ten days of the date of the Agreement. The remaining 350,000 shares were to be paid in not more than seven installments with a minimum of 50,000 shares per installment. This payment arrangement was not followed. During the year ended April 30, 2006, 50,000 common shares were sold for cash totaling $40,000. Stock subscriptions receivable of $280,000 were recorded for the remaining 350,000 common shares, of which $113,476 was received during the year ended April 30, 2006. On April 25, 2006, the agreement was terminated. The balance of the subscription receivable of $166,524 was reversed.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007

NOTE 6. CAPITAL STOCK (CONTINUED)

Common Stock (Continued)

The sales of common stock pursuant to the Stock Purchase Agreements referred to above resulted in additional funds received of $21,808. As a result of the termination of these agreements, the additional funds have been classified as additional paid-in capital.

On April 12, 2006, the Company entered into a Stock Purchase Agreement for the sale, on a best efforts basis, of an aggregate of 1,000,000 shares of common stock for $1 per share, as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. The Agreement provided for the purchase of the shares at irregular intervals. During the year ended April 30, 2007, 22,750 common shares were sold for cash totaling $22,750. On March 30, 2007, the agreement was terminated.

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

As of April 30, 2007, 24,338,090 shares of common stock were issued and outstanding.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007

NOTE 7. SUBSEQUENT EVENTS

On June 7, 2007, accounts payable of $22,500 was paid on behalf of the Company by a stockholder.

On July 9, 2007, the Company entered into a one year agreement with a nonprofit medical facility to perform laboratory work that will support the manufacture of the bacteriophage material for a fee of $212,660. A deposit of $82,660 was paid by the Company to the medical facility. The balance of the fee is due in two payments of $65,000 on the sixth and ninth month from the date of the agreement.

NOTE 8. GOING CONCERN

As reflected on the balance sheet, the Company is still in the development stage with an accumulated deficit of $1,068,866, a working capital deficiency of $151,102 and, since inception, a negative cash flow from operations of $767,493. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

With the Agency Agreement already in place for the sale of preferred stock and the approval for the sale of preferred stock on the German exchange, management believes the Company will have sufficient working capital to be able to continue as a going concern.