Form 10QSB
period 2007-07-31
VIRIDAX CORP
filed 2007-08-30
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended July 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2007, there are 24,338,090 shares
of common stock outstanding.

Transitional Small Business Format: No

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended July 31, 2007 are submitted in compliance with Item 310(b) of Regulation S-B.

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEET
JULY 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$116,808
Note receivable and accrued interest - related party	6,306
Prepaid expenses	69,842

Total Current Assets	192,956

COMPUTER EQUIPMENT - NET	2,321

OTHER ASSET
Bacteriophage material	1,875,000

TOTAL ASSETS	$2,070,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$160,529

STOCKHOLDER’S EQUITY
Class A non-cumulative, convertible preferred stock, $1 par value, 3,000,000 shares authorized, 129,631 shares issued and outstanding	129,631
Common stock, $.001 par value, 50,000,000 shares authorized, 24,338,090 shares issued and outstanding	24,338
Additional paid-in capital	2,961,939
Deficit accumulated during the development stage	(1,206,160)

Total Stockholders’ Equity	1,909,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,070,277

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Period From July 1, 1998 (Inception) To July 31,
	2007	2006	2007

REVENUES	$-	$-	$735

EXPENSES
General and administrative	137,294	91,423	1,081,895
Impairment of bacteriophage material	-	-	125,000

Total Expenses	137,294	91,423	1,206,895

NET (LOSS)	$(137,294)	$(91,423)	$(1,206,160)

(LOSS) PER SHARE - BASIC AND DILUTED	$(.01)	$-	$(.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,338,090	24,313,653	13,613,516

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31, 2007	Three Months Ended July 31, 2006	Period From July 1,1998 (Inception) to July 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(137,294)	$(91,423)	$(1,206,160)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	362	322	2,030
Impairment of bacteriophage material	-	-	125,000
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to
additional paid-in capital	-	-	576
(Increase) in accrued interest receivable	(177)	(155)	(906)
(Increase) in prepaid expenses	(69,842)	-	(69,842)
Decrease in miscellaneous receivable	-	511	-
(Decrease) in accrued interest payable	(256)	-	-
Increase in accounts payable and accrued expenses	13,427	35,750	183,029

NET CASH (USED IN) OPERATING ACTIVITIES	(193,780)	(54,995)	(961,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	-	(488)	(4,351)
(Increase) decrease in note receivable	6,300	(7,700)	(5,400)
Increase in loans receivable - stockholder	-	-	(12,000)
Repayment of loans receivable - stockholder	-	-	4,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,300	(8,188)	(17,751)

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Three Months Ended July 31, 2007	Three Months Ended July 31, 2006	Period From July 1,1998 (Inception) to July 31, 2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	12,750	507,425
Issuance of preferred stock	297,961	36,750	453,711
Payments on stock subscription receivable	-	-	113,476
Proceeds of note payable	-	-	5,000
Increase in amount due to stockholder	-	-	16,220
Proceeds of note payable - related party	-	-	6,000
Repayment of note payable - related party	(6,000)	-	(6,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	291,961	49,500	1,095,832

NET INCREASE (DECREASE) IN CASH	104,481	(13,683)	116,808

CASH - BEGINNING	12,327	32,411	-

CASH - ENDING	$116,808	$18,728	$116,808

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services rendered.	$-	$-	$5,000

Common shares issued for purchase of bacteriophage material.	$-	$-	$2,000,000

Conversion of notes payable and accrued interest and net stockholders loans to additional paid-in capital.	$-	$-	$13,796

Accounts payable paid on behalf of Company by stockholder.	$22,500	$-	$22,500

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007

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
JULY 31, 2007

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Presentation (Continued)

condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended April 30, 2007, included in the Company’s Form 10-KSB as filed with the SEC. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending April 30, 2008.

(Loss) Per Share

Basic and diluted (loss) per share is based on the weighted average number of common shares outstanding. The effect of the conversion of the preferred stock is excluded from the calculation of net loss per share as the effect is anti-dilutive.

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

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007

NOTE 3.	PREPAID EXPENSES

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

The fee is being expensed over the term of the agreement. For the three months ended July 31, 2007, the amount expensed was $12,818.

NOTE 4.	RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

During the three months ended July 31, 2007, the Company received a partial repayment of $6,300 on the notes receivable. The total note receivable balance as of July 31, 2007 includes accrued interest of $906.

Note Payable and Accrued Interest

During the three months ended July 31, 2007, the note payable and accrued interest totaling $6,340 was repaid.

Legal Fees

During the three months ended July 31, 2007 and 2006, $15,000 was charged by a stockholder for legal services rendered. As of July 31, 2007, the amount due this stockholder was $45,500 and is included in accounts payable.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007

NOTE 5.	CAPITAL STOCK

Preferred Stock

The Company has 3,000,000 shares of Class A non-cumulative, convertible preferred stock of $1 par value authorized. The preferred shares are non-cumulative, non-voting and convertible to common shares during the first 3 years under the following schedule: shares converted within the first year of purchase shall receive 4 shares of common for every share of preferred; shares converted within the second year after purchase shall receive 4.4 shares of common for every share of preferred; shares converted within the third year after purchase shall receive 4.6 shares of common for every share of preferred; after 3 years of ownership, the shareholder hall receive 5 shares of common for every share of preferred, but the right to convert must be exercised within 30 days after the third year anniversary of purchase or the conversion right will lapse.

On April 1, 2006, the Company entered into an Agency Agreement for the sale of up to 3,000,000 shares of the Company’s Class A Preferred Stock. The stock is being offered for sale in Germany and elsewhere in Europe at $7 per share ($3.50 per share net proceeds to the Company), as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. During the three months ended July 31, 2007, 85,131 preferred shares were sold for net proceeds totaling $297,961.

As of July 31, 2007, 129,631 preferred shares were issued and outstanding. Subsequent to July 31, 2007, 32,170 preferred shares were sold for net proceeds totaling $112,595.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007

NOTE 5.	CAPITAL STOCK (CONTINUED)

Common Stock

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

During the three months ended July 31, 2007, accounts payable of $22,500 was paid on behalf of the Company by a stockholder and recorded as an increase in additional paid-in capital.

As of July 31, 2007, 24,338,090 shares of common stock were issued and outstanding.

NOTE 6.	GOING CONCERN

As reflected on the balance sheet, the Company is still in the development stage with an accumulated deficit of $1,206,160, and since inception, a negative cash flow from operations of $961,273. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

With the Agency Agreement already in place for the sale of preferred stock and the approval for the sale of preferred stock on the German exchange, management believes the Company will have sufficient working capital to be able to continue as a going concern.

ITEM 2.	PLAN OF OPERATION

The Research Agreement between Viridax and Olive View-UCLA Education and Research Institute (ERI) states that it is anticipated to begin on July 9, 2007 and end on July 8, 2008, which effectively covers the Company’s plan of operation for the next twelve months. As set forth in that Agreement: “… it is the stated objective of the Project that ERI will perform laboratory work to isolate, culture, amplify, purify and characterize, and thereafter provide to Sponsor a collection of bacteriophage lytic to pathogenic strains of Staphylococcus aureus, plus a collection of non-pathogenic of less-virulent strains of Staphylococcus aureus that will support amplification or manufacture of the lytic bacteriophage.”

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

At the present rate of expenditures, with no pending prospect of Company revenues from operations, the Company estimates that it has funds on hand to continue operation for the next nine months. However, the Company anticipates that it will derive significant cash flow from the sales of its Preferred Stock in Europe. As of the date of this filing the company has sold 161,801 shares of Preferred Stock for net cash proceeds to the company totaling $566,303. There is no assurance that the anticipated sales will be realized.

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

During the period covered by this Quarterly Report on Form 10-QSB, there was no change in our internal control over financial reporting ( as defined in Rule 13a-15(f) and 15d-15(f) ) under the Exchange Act that materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our principal executive and financial officers concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by our Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, Par Value $ 1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber and to pay the net sum of US $3.50 per share to the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 161,801 shares have been sold for net cash proceeds to the company totaling $566,303 through the date of this filing. No sales commissions were paid. Final approval of the prospectus by the BaFin was obtained September 4, 2006.

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

ITEM 2.	EXHIBITS

(a) INDEX TO EXHIBITS

Exhibit Number	Page Number	Description

3(i)(a)		*Articles of Incorporation of

Media Advisory Group, Inc.

3(i)(b)		*Certification of Reinstatement

3(i)(c)		*Articles of Amendment changing name to I & E Tropicals, Inc.

3(i)(d)		**Articles of Amendment changing name to Viridax Corporation

3(ii)		*Bylaws of Viridax Corporation

10		**Asset Purchase Agreement

10		***Research Agreement

14		**Code of Ethics

31.1	E-1	Certification by President

31.2	E-3	Certification by Chief Financial Officer

32.1	E-5	Certification, 18 U.S.C.

32.2	E-6	Certification, 18 U.S.C.

*Incorporated by reference to Form 10-SB/12G, filed 1/7/02.

**Incorporated by reference to Form 10-KSB, filed on 6/27/05.

***Incorporated by referent to Form 10-KSB, filed on 8/13/07.

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 30, 2007	By:	/s/ Richard C. Honour
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