Form 10QSB
period 2007-10-31
VIRIDAX CORP
filed 2007-12-10
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2007, there are 24,346,890 shares
of common stock outstanding.

Transitional Small Business Format: No

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended October 31, 2007 are submitted in compliance with Item 310(b) of Regulation S-B.

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEET
OCTOBER 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$191,607
Note receivable and accrued interest - related party	7,394
Prepaid expenses	16,240

Total Current Assets	215,241

COMPUTER EQUIPMENT - NET	9,314

OTHER ASSET
Bacteriophage material	1,875,000

TOTAL ASSETS	$2,099,555

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	125,500

Total Liabilities	125,500

STOCKHOLDER’S EQUITY
Non-cumulative, convertible preferred stock, $1 par value, 3,000,000 shares authorized, 197,101 shares issued and outstanding	197,101
Common stock, $.001 par value, 50,000,000 shares authorized, 24,346,890 shares issued and outstanding	24,347
Additional paid-in capital	3,137,605
Deficit accumulated during the development stage	(1,384,998)

Total Stockholders’ Equity	1,974,055

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,099,555

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					July 1, 1998
	Three Months		Six Months		(Inception)
	Ended October 31,		Ended October 31,		To October 31,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$735

EXPENSES
General and administrative	178,838	128,742	316,132	220,165	1,260,733
Impairment of bacteriophage material	-	-	-	-	125,000

Total Expenses	178,838	128,742	316,132	220,165	1,385,733

NET (LOSS)	$(178,838)	$(128,742)	$(316,132)	$(220,165)	$(1,384,998)

(LOSS) PER SHARE - BASIC AND DILUTED	$(.01)	$(.01)	$(.01)	$(.01)	$(.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,343,447	24,327,003	24,340,768	24,320,219	13,904,283

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
	Six	Six	July 1, 1998
	Months Ended	Months Ended	(Inception)
	October 31,	October 31,	to October 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(316,132)	$(220,165)	$(1,384,998)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	883	645	2,551
Impairment of bacteriophage material	-	-	125,000
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to additional paid-in capital	-	-	576
(Increase) in accrued interest receivable	(265)	(332)	(994)
(Increase) in prepaid expenses	(16,240)	-	(16,240)
Decrease in miscellaneous receivable	-	511	-
Increase (decrease) in accrued interest payable	(256)	150	-
Increase (decrease) in accounts payable and accrued expenses	(21,602)	108,107	148,000

NET CASH (USED IN) OPERATING ACTIVITIES	(353,612)	(111,084)	(1,121,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(7,514)	(488)	(11,865)
Increase in note receivable - related party	(1,000)	(7,700)	(12,700)
Repayment of note receivable - related party	6,300	-	6,300
Increase in loans receivable - stockholder	-	-	(12,000)
Repayment of loans receivable - stockholder	-	-	4,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,214)	(8,188)	(26,265)

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

			Period From
	Six	Six	July 1, 1998
	Months Ended	Months Ended	(Inception)
	October 31,	October 31,	to October 31,
	2007	2006	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	22,750	507,425
Issuance of preferred stock	541,106	59,500	696,856
Payments on stock subscription receivable	-	-	113,476
Proceeds of note payable	-	-	5,000
Increase in amount due to stockholder	-	-	16,220
Proceeds of note payable - related party	-	6,000	6,000
Repayment of note payable - related party	(6,000)	-	(6,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	535,106	88,250	1,338,977

NET (DECREASE) INCREASE IN CASH	179,280	(31,022)	191,607
CASH - BEGINNING	12,327	32,411	-
CASH - ENDING	$191,607	$1,389	$191,607

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services rendered.	$-	$-	$5,000

Common shares issued for purchase of bacteriophage material.	$-	$-	$2,000,000

Conversion of net stockholders loans to additional paid-in capital.	$-	$-	$13,796

Accounts payable paid on behalf of Company by stockholder.	$22,500	$-	$22,500

Conversion of preferred shares to common.	$7,000	$-	$7,000

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

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

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

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
OCTOBER 31, 2007

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

The fee is being expensed over the term of the agreement. For the three and six months ended October 31, 2007, the amount expensed was $53,602 and $66,420, respectively.

NOTE 4.	RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

During the six months ended October 31, 2007, the Company received a partial repayment of $6,300 and advanced an additional $1,000. The additional loan bears interest of 5% and is due on demand. The total note receivable balance as of October 31, 2007 includes accrued interest of $994.

Note Payable and Accrued Interest

During the six months ended October 31, 2007, the note payable of $6,000 and accrued interest totaling $6,340 was repaid.

Legal Fees

During the three and six months ended October 31, 2007 and 2006, $15,000 and $30,000 was charged by a stockholder for legal services rendered, respectively. As of October 31, 2007, the amount due this stockholder was $20,500 and is included in accounts payable.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

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

On September 5, 2007, a stockholder converted 2,000 shares of his preferred shares into 8,800 shares of the Company’s common shares in accordance with the conversion schedule above. No cash was exchanged with the conversion.

On April 1, 2006, the Company entered into an Agency Agreement for the sale of up to 3,000,000 shares of the Company’s Class A Preferred Stock. The stock is being offered for sale in Germany and elsewhere in Europe at $7 per share ($3.50 per share net proceeds to the Company), as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. During the six months ended October 31, 2007, 154,601 preferred shares were sold for net proceeds totaling $541,106.

As of October 31, 2007, 197,101 preferred shares were issued and outstanding. Subsequent to October 31, 2007, 6,100 preferred shares were sold for net proceeds totaling $21,350.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 5.	CAPITAL STOCK (CONTINUED)

Common Stock

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

During the six months ended October 31, 2007, accounts payable of $22,500 was paid on behalf of the Company by a stockholder and recorded as an increase in additional paid-in capital.

As of October 31, 2007, 24,346,890 shares of common stock were issued and outstanding.

NOTE 6.	GOING CONCERN

As reflected on the balance sheet, the Company is still in the development stage with an accumulated deficit of $1,384,998, and since inception, a negative cash flow from operations of $1,121,105. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

With the Agency Agreement already in place for the sale of preferred stock and the approval for the sale of preferred stock on the German exchange, management believes the Company will have sufficient working capital to be able to continue as a going concern.

ITEM 2.	PLAN OF OPERATION

The Research Agreement between Viridax and Olive View-UCLA Education and Research Institute (ERI). (See Exhibit 10 incorporated by reference) which began on July 9, 2007 and ends on July 8, 2008, effectively covers the Company’s plan of operation for the next eight months. As set forth in that Agreement: “… it is the stated objective of the Project that ERI will perform laboratory work to isolate, culture, amplify, purify and characterize, and thereafter provide to Sponsor a collection of bacteriophage lytic to pathogenic strains of Staphylococcus aureus, plus a collection of non-pathogenic of less-virulent strains of Staphylococcus aureus that will support amplification or manufacture of the lytic bacteriophage.”

Subsequent to the execution of the agreement with ERI, work has progressed in developing the laboratory facilities to be used for the Viridax project to the specifications of our company, Los Angeles County and the State of California such that work may be performed with infectious microbes and biological materials in a safe and secure environment. This work is now completed to the extent that laboratory work has commenced.

In addition, arrangements have been made with medical personnel associated with Los Angeles County and certain private hospitals and clinics, such that Viridax will have access to a supply of clinical isolates of the various forms of staphylococcus aureus that are seen currently in the clinical environment and that represent an array of demographic sectors in the Los Angeles, California, region. These clinical isolates are critical to the screening of the Company’s Staph phage collection to determine which phage isolate will be designated as the Product Candidate for use in scale-up manufacturing, the next step after the completion of the work with ERI and which will take the Company’s operations beyond the next twelve months.

It should also be noted that arrangements are being made for the early clinical testing of the Company’s Staph page product in humans within the ERI-Olive View-UCLA Medical Center. This opportunity will be a function of the success of the lab work conducted under the ERI Agreement and the successes that are expected to be realized with the Staph phage clinical isolate screening there.

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

At the present rate of expenditures, with no pending prospect of Company revenues from operations, the Company estimates that it has funds on hand to continue operation for the next nine months. However, the Company anticipates that it will derive significant cash flow from the sales of its Preferred Stock in Europe. As of the quarterly date of this filing the company has sold 197,101 shares of Preferred Stock for net cash proceeds to the company totaling $689,856 net of a conversion of 2,000 preferred shares to common shares totaling $7,000. There is no assurance that the anticipated sales will be realized.

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

On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, Par Value $ 1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber wherein the net sum of US $3.50 per share is retained by the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 197,101 shares have been sold for net cash proceeds to the company totaling $689,856, net of a conversion of 2,000 preferred shares to common shares totaling $7,000, through the quarterly date of this filing. No sales commissions were paid. Final approval of the prospectus by the BaFin was obtained September 4, 2006.

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

On September 5, 2007, a stockholder converted 2,000 shares of his preferred stock into 8,800 shares of the Company’s common stock in accordance with the schedule above. No cash was exchanged on the conversion.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2007	By:	/s/ Richard C. Honour
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