Form 10QSB
period 2008-01-31
VIRIDAX CORP
filed 2008-03-13
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 2008, there are 24,346,890 shares
of common stock outstanding.

Transitional Small Business Format: No

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended January 31, 2008 are submitted in compliance with Item 310(b) of Regulation S-B.

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEET
JANUARY 31, 2008
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$140,003
Notes receivable and accrued interest - related parties	32,528
Prepaid expenses	34,888

Total Current Assets	207,419

COMPUTER AND LABORATORY EQUIPMENT - NET	30,115

OTHER ASSET
Bacteriophage material	1,875,000

TOTAL ASSETS	$2,112,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued expenses	107,734

Total Liabilities	107,734

STOCKHOLDERS’ EQUITY
Non-cumulative, convertible preferred stock, $1 par value, 3,000,000 shares authorized, 252,429 shares issued and outstanding	252,429
Common stock, $.001 par value, 50,000,000 shares authorized, 24,346,890 shares issued and outstanding	24,347
Additional paid-in capital	3,275,919
Deficit accumulated during the development stage	(1,547,895)

Total Stockholders’ Equity	2,004,800

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,112,534

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months		Period From 1998 July 1, (Inception)
	Ended January 31,		Ended January 31,		To January 31,
	2007	2008	2007	2008	2008
REVENUES	$-	$-	$-	$-	$735

EXPENSES
General and administrative	162,897	73,872	479,029	294,037	1,423,630
Impairment of bacteriophage
material	-	-	-	-	125,000

Total Expenses	162,897	73,872	479,029	294,037	1,548,630

NET (LOSS)	$(162,897)	$(73,872)	$(479,029)	$(294,037)	$(1,547,895)

(LOSS) PER SHARE	$(.01)	$-	$(.02)	$(.01)	$(.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,346,890	24,334,394	24,342,809	24,325,017	14,179,798

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
	Nine	Nine	July 1, 1998
	Months Ended	Months Ended	(Inception)
	January 31,	January 31,	to January 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(479,029)	$(294,037)	$(1,547,895)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	2,431	990	4,099
Impairment of bacteriophage material	-	-	125,000
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to additional paid-in capital	-	-	576
(Increase) in accrued interest receivable	(399)	(509)	(1,128)
(Increase) in prepaid expenses	(34,888)	-	(34,888)
Decrease in miscellaneous receivable	-	511	-
Increase (decrease) in accrued interest payable	(256)	168	-
Increase (decrease) in accounts payable and accrued expenses	(39,368)	125,146	130,234

NET CASH (USED IN) OPERATING ACTIVITIES	(551,509)	(167,731)	(1,319,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(29,863)	(924)	(34,214)
Increase in notes receivable - related parties	(26,000)	(7,700)	(37,700)
Repayment of notes receivable - related parties	6,300	-	6,300
Increase in loans receivable - stockholder	-	-	(12,000)
Repayment of loans receivable - stockholder	-	-	4,000

NET CASH (USED IN) INVESTING ACTIVITIES	(49,563)	(8,624)	(73,614)

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

			Period From
	Nine	Nine	July 1, 1998
	Months Ended	Months Ended	(Inception)
	January 31,	January 31,	to January 31,
	2008	2007	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	33,950	507,425
Issuance of preferred stock	734,748	117,250	890,498
Payments on stock subscription receivable	-	-	113,476
Proceeds of note payable	-	-	5,000
Increase in amount due to stockholder	-	-	16,220
Proceeds of note payable - related party	-	6,000	6,000
Repayment of note payable - related party	(6,000)	-	(6,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	728,748	157,200	1,532,619

NET INCREASE (DECREASE) IN CASH	127,676	(19,155)	140,003
CASH - BEGINNING	12,327	32,411	-
CASH - ENDING	$140,003	$13,256	$140,003

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services rendered	$-	$-	$5,000

Common shares issued for purchase of bacteriophage material	$-	$-	$2,000,000

Conversion of net stockholders loans to additional paid-in capital	$-	$-	$13,796

Accounts payable paid on behalf of Company by stockholder	$22,500	$-	$22,500

Conversion of preferred shares to common	$7,000	$-	$7,000

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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
JANUARY 31, 2008

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

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE 3. PREPAID EXPENSES

On July 9, 2007, the Company entered into a one year agreement with a nonprofit medical facility to perform laboratory work that will support the manufacture of the bacteriophage material for a fee of $212,660. A deposit of $82,660 was paid by the Company to the medical facility. On January 2, 2008, the second installment of $65,000 was paid. The balance of the fee is due on April 9, 2008.

The fee is being expensed over the term of the agreement. For the three and nine months ended January 31, 2008, the amount expensed was $53,602 and $120,022, respectively.

As of January 31, 2008, prepaid expense relating to this agreement was $27,638.

NOTE 4. RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

During the nine months ended January 31, 2008, the Company received a partial repayment of $6,300 and advanced an additional $1,000 to a company, the president of which is the president of the Company. The notes receivable balance as of January 31, 2008 is $6,400 plus accrued interest of $1,091. Subsequent to January 31, 2008, an additional $2,000 was advanced.

On January 22, 2008, the Company advanced $25,000 to a company, the president of which is a non-major stockholder. The note bears interest at 6% per annum payable upon demand. The note is collateralized by a security interest in the common shares owned by the stockholder. The note receivable balance as of January 31, 2008 includes accrued interest of $37.

Laboratory Equipment

On January 8, 2008, the Company purchased laboratory equipment from its president for $20,000.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE 4. RELATED PARTY TRANSACTIONS (CONTINUED)

Note Payable and Accrued Interest

During the nine months ended January 31, 2008, the note payable and accrued interest totaling $6,340 was repaid.

Legal Fees

During the three and nine months ended January 31, 2008 and 2007, $15,000 and $45,000 was charged by a stockholder for legal services rendered, respectively. As of January 31, 2008, the amount due this stockholder was $5,500 and is included in accounts payable.

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

On September 5, 2007, a stockholder converted 2,000 shares of his preferred shares into 8,800 shares of the

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE 5. CAPITAL STOCK (CONTINUED)

Preferred Stock (Continued)

Company’s common shares in accordance with the conversion schedule. No cash was exchanged with the conversion.

On April 1, 2006, the Company entered into an Agency Agreement for the sale of up to 3,000,000 shares of the Company’s Class A Preferred Stock. The stock is being offered for sale in Germany and elsewhere in Europe at $7 per share ($3.50 per share net proceeds to the Company), as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. During the nine months ended January 31, 2008, 209,929 preferred shares were sold for net proceeds totaling $734,748.

As of January 31, 2008, 252,429 preferred shares were issued and outstanding. Subsequent to January 31, 2008, 12,071 preferred shares were sold for net proceeds totaling $42,250.

Common Stock

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

During the nine months ended January 31, 2008, accounts payable of $22,500 was paid on behalf of the Company by a stockholder and recorded as an increase in additional paid-in capital.

As of January 31, 2008, 24,346,890 shares of common stock were issued and outstanding.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE 6. GOING CONCERN

As reflected on the balance sheet, the Company is still in the development stage with an accumulated deficit of $1,547,895, and since inception, a negative cash flow from operations of $1,319,002. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

With the Agency Agreement already in place for the sale of preferred stock and the approval for the sale of preferred stock on the German exchange, management believes the Company will have sufficient working capital to be able to continue as a going concern.

ITEM 2. PLAN OF OPERATION

The Research Agreement between Viridax and Olive View-UCLA Education and Research Institute (ERI). (See Exhibit 10 incorporated by reference) which began on July 9, 2007 and ends on July 8, 2008, effectively covers the Company’s plan of operation for the next six months. As set forth in that Agreement: “… it is the stated objective of the Project that ERI will perform laboratory work to isolate, culture, amplify, purify and characterize, and thereafter provide to Sponsor a collection of bacteriophage lytic to pathogenic strains of Staphylococcus aureus, plus a collection of non-pathogenic of less-virulent strains of Staphylococcus aureus that will support amplification or manufacture of the lytic bacteriophage.”

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

Upon completion of the work now being done at the ERI, the Company will do additional developmental work overseas, the details of which have not been determined as of this report.

At the present rate of expenditures, with no pending prospect of Company revenues from operations, the Company estimates that it has funds on hand to continue operation for the next nine months. However, the Company anticipates that it will derive significant cash flow from the sales of its Preferred Stock in Europe. As of the quarterly date of this filing the company has sold 252,429 shares of preferred stock for net cash proceeds to the company totaling $883,498, net of a conversion of 2,000 preferred shares to common shares totaling $7,000. There is no assurance that the anticipated sales will be realized.

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

By approval of the Board of Directors, on April 15, 2005 the Company sold 100,000 shares of its common stock to an unrelated non-affiliated individual for the cash price of $25,000 and on April 29, 2005 the Company sold 60,000 shares of its common stock to an unrelated non-affiliated individual for the cash price of $15,000. In both situations, the Company claims an exemption under Section 4(2) of the Act, based on the factors as set forth above, the Company takes the position that these two separate sales were sales not involving a public offering, The purpose of the 4(2) exemption was to permit an issuer to make a specific or isolated sale of its securities to particular persons without incurring the expense of registration. That is precisely the situation in the sales identified above to sophisticated investors.

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

On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, Par Value $ 1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber wherein the net sum of US $3.50 per share is retained by the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 252,429 shares have been sold for net cash proceeds to the company totaling $883,496 net of a conversion of 2,000 preferred shares to common shares totaling $7,000 through the quarterly date of this filing. No sales commissions were paid. Final approval of the prospectus by the BaFin was obtained September 4, 2006.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2008	By:	/s/ Richard C. Honour
Name: Richard C. Honour Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard C. Honour Richard C. Honour	President and Director

/s/ Ledyard H. DeWees Ledyard H. DeWees	Secretary

/s/ Michael C. Maloney Michael C. Maloney	Director

/s/ Javaid Sheikh Javaid Sheikh	Director

/s/ Kenneth E. Lehman Kenneth E. Lehman	Chief Financial Officer Director