Form 10KSB
period 2008-04-30
VIRIDAX CORP
filed 2008-08-13
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended April 30, 2008

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
  Common

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

State Issuer’s revenues for its most recent fiscal year. None

The Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold within the past 60 days is not applicable because there have been no sales of the common equity within the past 60 days and there is no public market for the stock.

State the number of shares outstanding of the issuer’s common equity as of April 30, 2008: 24,349,090.

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

The primary business of the Company (operating under the former name of I & E Tropicals, Inc.) was the import/export of exotic marine life from the Bahamas to the Company in Florida for subsequent sale to end-use customers. However, due to a lack of funding the Company was unable to continue its operations and remained inactive since the end of its fiscal quarter ending October 31, 2002.

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
Staph Systemic Infections

Staphylococcus aureus Bacteriophage
(Wound Infection Products)

Abrasion, Diabetic Ulcer and Bed Sore Infections
Surgical and Trauma Wound Infections

Viridax currently has several forms of the retained stocks of its Staphylococcal “Product Candidate” Bacteriophage maintained in incubators as suspensions of bacteriophage in USP physiological saline at concentrations of about 10E9 - 10E10, at a monitored temperature of 4N C, which is their optimal temperature for long-term stability. This Product Candidate Bacteriophage stock represents the core intellectual property and biological materials of Viridax, and is the retained source material for the Company’s first series of products for the treatment of ophthalmic, respiratory, systemic and topical Staph infections in humans.

On July 9, 2007, Viridax entered into a Research Agreement with Olive-View-UCLA (University of California at Los Angeles) Education and Research Institute (ERI), and paid $212, 660 over the course of the term of the Agreement, which terminated July 8, 2008. This Agreement has now been extended for period commencing July 10, 2008 and scheduled to terminate July 9, 2009. The cost for this extension is $220,000 (payable in quarterly installments) of which the initial installment of $55,000 has been paid.

Under this Agreement, Viridax has delivered its collections of Staph phages (bacteriophage biological materials lytic to various forms of Staphylocococcus aureaus) to the staff at ERI. ERI functions as Viridax’s laboratory facility for certain work related to the screening and evaluation of the Staph phages against clinical isolates of MRSA (Methicillin-resistant Staph Aureus).

ERI Scientists received the recovered Staph phage biological materials from Viridax and prepared examples of each of the 11 bacteriophages for amplification, evaluation and secure storage. The ERI scientists amplified each of the 11 Staph phages by their individual growth in a culture of a standard isolate of Staph aureus that is known as a Host Producer Strain (Isolate Staphylococcus aureus ATCC #19685). The individual Staph phages were then separated from the Host Producer Strain materials and purified for evaluation and storage.

ERI scientists made arrangements on behalf of Viridax to obtain collections of new clinical isolates of MRSA from major medical centers in the Los Angeles area, such that Viridax would have access to clinically-relevant MRSA isolates for use in the evaluation of the Staph phages. The medical centers providing the MRSA isolates to ERI and Viridax are: Northridge Hospital Medical Center, Sylvester, CA; SIMI Valley Hospital, Simi Valley, CA; and, VA Greater Los Angeles Healthcare System, Los Angeles, CA. Obtaining human clinical isolates for use in the evaluation of an emerging new biopharmaceutical product has become very difficult and costly in recent years as a result of concerns for patient confidentiality, and the like. Therefore, being able to work under the auspices of the UCLA Medical System provides a highly valuable asset to the Company in the development of its products. The extension of this benefit is anticipated to include access to human subjects for use in the Company’s first human clinical trials.

ERI scientists, under the direct advisement of Viridax scientist and advisor (Richard Honour and Richard Herman, respectively), conducted screening experiments, whereby new clinical isolates of MRSA collected from within the UCLA Medical System were challenged in vitro with aliquots of the 11 Staph phages to determine the biological (lytic) activity of the Staph phages against the MRSA clinical isolates. All 11 Staph phage isolates showed lytic activity against the MRSA clinical isolates, and 10 of the 11 showed substantially greater levels of activity. One Staph phage isolate was selected from among the 10 most active Staph phage isolates, and that one Staph phage isolate has been designated as the Viridax Product Candidate for further preclinical evaluation. All of the remaining Staph phage isolates and all of the collection of MRSA clinical isolates are maintained in the Viridax culture collection at ERI.

Viridax executed a Master Services Agreement with MDS Pharma Services (MDS), such that MDS will provide ongoing preclinical and clinical support services to the Company for the development of the Viridax Staph phage biopharmaceutical product for the treatment of MRSA. MDS has operations in Bothell, WA, Taipei, Taiwan, Saint-Laurent (Montréal), Quebec, Canada, and les Oncins, Saint-Germain sur l’Arbresle, France. Viridax has visited and works closely with investigators in Bothell, WA, Montreal, Canada, Taipei, Taiwan and l’Arbresle, France.

Viridax executed a Work Order for the performance of an initial study with MDS Bothell and MDS Taiwan to develop a human relevant MRSA pneumonia mouse model for use in the evaluation of the Product Candidate Staph phage. The MRSA pneumonia mouse model was developed by Viridax by MDS Taiwan using a MRSA clinical isolate provided by Viridax from the ERI collection. The first efficacy study that will challenge the MRSA-infected mice (Human-relevant mouse lung infection MRSA-incited pneumonia model) has been designed and approved by the Company and awaits shipment of the Viridax MRSA Staph phage to Taiwan for testing. In that a human clinically relevant mouse lung infection model for MRSA-incited pneumonia did not exist previously, primarily because of the complexity of its design and development, this mouse infection model represents a substantial preclinical accomplishment for Viridax.

The original Agreement between Viridax and Olive-View-UCLA Education and Research Institute is listed in Item 13 (Exhibits) and included herein, commencing at E-1.

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

3. DEVELOPMENTAL STRATEGY

Viridax works with MDS Bothell and Montreal in the planning and design of the Company’s overall preclinical testing program, and Viridax visited MDS l’Arbresle to initiate planning of a comprehensive safety testing program for a new biopharmaceutical product, as required by the US FDA (US Food and Drug Administration). MDS has extensive experience with the US FDA, and the MDS l’Arbresle is regularly site-visited and certified by the FDA as a safety testing site for products destined for marketing in the US.

Viridax is working currently with MDS Bothell, WA, to achieve final purification of the selected Staph phage Product Candidate, which will be shipped to MDS Taiwan for efficacy testing in the human-relevant mouse lung infection MRSA-incited pneumonia model. This testing is expected to involve a series of individual tests to define the most appropriate dose and schedule of Product Candidate (Test Article) administration for purposes of defining Proof-of-Concept. Following Proof-of-Concept determination, Viridax anticipates working with MDS l’Arbresle to design and conduct a series of safety and other preclinical studies, so as to be in compliance with US FDA requirements for biopharmaceutical product development. The objective of the preclinical testing program is to develop a valid data set that will be included in documents that will be filed with US FDA ahead of the initiation of first Human clinical trials for safety.

Concurrent with the preclinical testing program with MDS, Viridax anticipates initiating scale up manufacturing that will be in compliance with cGMP manufacturing (current Good Manufacturing Practices) guidelines for the US FDA. Scale-up manufacturing includes the development of analytical methods for monitoring the manufacturing process, plus a documentation program to assure quality assurance and quality control. Viridax has initiated discussions with two contract biopharmaceutical manufacturing organizations (Contract Manufacturing Organizations, or CMOs) that are in compliance with US FDA requirements, and that specialize in biopharmaceutical products, including, viral-based products. While use of the Test Article produced at ERI is sufficient for use in the current early preclinical tests, developing a stock supply of Test Articles produced at an FDA-Compliant CMO will be important for the next series of preclinical tests, as well as for use in Human clinical trials.

Initiating Human clinical trials with a new biopharmaceutical product candidate is a complex and costly process involving multiple contracted resources. Viridax has identified the Company’s single, key product candidate/Test Article, and has now commenced pre-clinical testing and manufacturing development. Over the next twelve-month period, Viridax expects to demonstrate substantial progress in Product Candidate manufacturing and pre-clinical product development, primarily through the use of Contract Research Organizations, such as MDS, and Contract Manufacturing Organizations, so as to develop and file with the US FDA the initial documents in support of first Human clinical trials for safety.

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

There are 193 shareholders of record of the Company’s common stock.

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

On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, Par Value $ 1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber and to pay the net sum of US $3.50 per share to the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 326,929 shares have been sold for a total net cash consideration of $1,144,248 through the date of this filing. No sales commissions were paid. Final approval of the prospectus by the BaFin was obtained September 4, 2006. Subsequently, it has been necessary to obtain a renewal approval of our prospectus from the Bafin. This approval was obtained from the Bafin on January 16, 2008.

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

On April 12, 2006, with approval of the Board of Directors, the Company entered into a Stock Purchase Agreement with Innovative Strategies, a Panama Company, for the sale to Innovative Strategies of up to 1,000,000 shares of the Company's Common Stock, at irregular intervals, on a best efforts basis, at US $1.00 per share. As of the date of this filing, the Company has sold 22,750 shares for a net to the Company of $22,750. All shares as sold are subject to Regulation S under which the Company has claimed an exemption from registration-. The facts relied upon to claim an exemption under Regulation S are: (1) the offer and sale of the shares was made in an offshore transaction because the purchaser was an entity outside of the United States when the purchases were made, (2) there were no directed selling efforts because the shares were sold to a Single entity and the consideration of activities to condition the market with respect to the stock being sold was inapplicable. The Company comes within the Category 2 safe harbor as set forth in Rule 903(c)(2) because the sale of the common stock complies with the general conditions of Rule 903(a) and (b) and the stock certificates bear restrictive legends that meet the Regulation S selling restrictions in terms of transactional restrictions and offering restrictions. This Agreement with Innovative Strategies was terminated by mutual consent on March 30, 2007.

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

At the present rate of expenditures, with no pending prospect of Company revenues from operations, the Company estimates that it has funds on hand for the next six months, exclusive of the next three quarterly payment requirements of $55,000 each quarter pursuant to the Research Agreement with Olive-View - UCLA Education and Research Institute. However, the Company anticipates that it will derive significant cash flow from the sales of its Preferred Stock in Europe (See Item 5, Part II) in amounts sufficient to meet its overall cash demands. Sales of preferred stock subsequent to the end of our fiscal year (April 30, 2008) have netted cash proceeds to the Company of $124,250. There is no assurance that anticipated sales will be realized.

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

The Company has secured a commercial line of credit with Wachovia Bank, N.A. in the amount of $200,000 but no cash draws have been made against this amount.

Over the next twelve months, Viridax will continue to use the services of ERI for the purposes as set forth in the Research Agreement (See Exhibit 10), which is anticipated to include access to human subjects for use in the Company’s first clinical trials. In addition, Viridax anticipates working with MDS l’Arbresle to design and conduct a series of safety and other preclinical studies. Concurrent with this testing, Viridax anticipates initiating scale-up manufacturing in compliance with US FDA requirements. In summary, over the next twelve months Viridax expects to demonstrate substantial progress in Product Candidate manufacturing and preclinical product development, so as to develop and file with the US FDA the initial documents in support of the first clinical trials for safety.

The Company has its President as its present sole full-time salaried employee. While the Company does anticipate hiring additional employees, no decisions have been made by the Board of Directors at this time.

ITEM 7.	FINANCIAL STATEMENTS

Attached audited financial statements for Viridax Corporation, for the year ended April 30, 2008 are submitted in compliance with Item 310 of Regulation S-B.

ITEM 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in rule 13a-15(e)) under the Securities Exchange Act of 1934 (“the Exchange Act”). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, Chief Executive Officer and Chief Financial Officer has concluded that our internal control over financial reporting was effective as of April 30, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended April 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

 Not applicable

PART III

ITEM9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(A)	IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position

Richard C. Honour	68	President, Chief Executive Officer
		Director, Chairman

Kenneth E. Lehman	62	Chief Financial Officer
		Director

Ledyard H. DeWees	76	Secretary

Michael C. Maloney	57	Director

Javid Sheikh	54	Director

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

The salary compensation for Richard C. Honour, President, is $5,000 monthly. There are no other compensation arrangements.

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

The table below lists the beneficial ownership of the Company’s voting securities by each person known by the Company to be the beneficial owner of more than 5% of such voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Brett L. DeWees 737 SE 1st Way, Apt. 107 Deerfield Beach, FL 33441	5,914,153 shares Direct Ownership	24.30%

Common	Mycobis Corporation 19211 64th Place, NE Kenmore, WA 98028	8,000,000 shares Direct Ownership	32.87%

(C)	SECURITY OWNERSHIP OF MANAGEMENT

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class
Common	Javaid Sheikh	250,000 shares Direct Ownership	1.03%

Note: No listed beneficial owner has the right to acquire options, warrants, rights, conversion privileges or similar obligations.

(D)	CHANGES IN CONTROL

Not applicable

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

ITEM 13.	EXHIBITS

(a) INDEX TO EXHIBITS

Exhibit Number	Page Number	Description

3(i)(a)		*Articles of Incorporation of
Media Advisory Group, Inc.
3(i)(b)		*Certification of Reinstatement
3(i)(c)		*Articles of Amendment changing name to I & E Tropicals, Inc.
3(i)(d)		**Articles of Amendment changing name to Viridax Corporation
3(ii)		*Bylaws of Viridax Corporation
10		**Asset Purchase Agreement
10	E-1	***Research Agreement
14		**Code of Ethics
31.1	E-9	Certification by President
31.2	E-11	Certification by Chief Financial Officer

32.1	E-13	Certification, 18 U.S.C.

32.2	E-14	Certification, 18 U.S.C.

*Incorporated by reference to Form 10-SB/12G, filed 1/7/02.

**Incorporated by reference to Form 10-KSB, filed on 6/27/05.

*** Incorporated by reference to Form 10-KSB, filed on 8/13/07.

(b) REPORTS ON FORM 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(A) Audit Fees

The aggregate fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended April 30, 2008 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended July 31, 2007, October 31, 2007 and January 31, 2008 were $27,250.

The aggregate audit fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended April 30, 2007 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended July 21, 2006, October 31, 2006 and January 31, 2007 were $26,000.

(B) Audit-Related Fees

None.

(C) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning for the fiscal years ended April 30, 2008 and 2007 was $700 and $600, respectively. The services comprising these fees were for the preparation of federal and state tax returns

(D) All Other Fees

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2008	By:	/s/ Richard C. Honour
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

VIRIDAX CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2008

VIRIDAX CORPORATION
(A Development Stage Company)

CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders’ Equity (Deficit)	F-4 to F-7

Statements of Cash Flows	F-8 to F-9

Notes to Financial Statements	F-10 to F-19

Report of Independent Registered Public Accounting Firm

To The Board of Directors
Viridax Corporation

We have audited the accompanying balance sheet of Viridax Corporation (a development stage company), as of April 30, 2008 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended April 30, 2008 and 2007 and for the period from July 1, 1998 (inception) through April 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viridax Corporation (a development stage company) as of April 30, 2008, and the results of its operations and its cash flows for the years ended April 30, 2008 and 2007 and for the period from July 1, 1998 (inception) through April 30, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is still in the development stage with an accumulated deficit of $1,802,720, and, since inception, a negative cash flow from operations of $1,548,046. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 12, 2008	/s/ Earl M. Cohen, C.P.A., P.A.
Boca Raton, Florida	Certified Public Accountant

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEET
APRIL 30, 2008

ASSETS
CURRENT ASSETS
Cash	$41,429
Notes receivable and accrued interest - related party	28,999
Prepaid expenses	54,171

Total Current Assets	124,599

COMPUTER AND LABORATORY EQUIPMENT - NET	31,212

OTHER ASSET
Bacteriophage material	1,830,000

TOTAL ASSETS	$1,985,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$106,336

STOCKHOLDERS’ EQUITY	1,879,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,985,811

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended April 30, 2008	Year Ended April 30, 2007	July 1, 1998 (Inception) to April 30, 2008

REVENUE	$-	$-	$735

EXPENSES
General and administrative	688,854	371,585	1,633,455
Impairment of bacteriophage material	45,000	125,000	170,000

Total Expenses	733,854	496,585	1,803,455

NET (LOSS)	$(733,854)	$(496,585)	$(1,802,720)

(LOSS) PER SHARE	$(.03)	$(.02)	$(.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,344,275	24,328,204	14,435,657

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2008

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
PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2008

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

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2008

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During the
	Number of	Par	Number of	Par	Paid-In	Subscription	Development
	Shares	Value	Shares	Value	Capital	Receivable	Stage	Total

Balance forward	-	-	24,517,167	24,517	2,725,946	(166,524)	(37,190)	2,546,749
Reversal of stock subscription receivable due to cancellation of stock purchase agreement	-	-	(211,827)	(212)	(166,312)	166,524	-	-
Reclassification of additional funds received from stock purchase agreements	-	-	-	-	21,808	-	-	21,808
Net (loss)	-	-	-	-	-	-	(535,091)	(535,091)

Balance - April 30, 2006	-	-	24,305,340	24,305	2,581,442	-	(572,281)	2,033,466

May through August 2006
Common shares issued for cash ($1 per share)	-	-	22,750	23	22,727	-	-	22,750
December 2006
Common shares issued for cash ($1.40 per share) net of commissions	-	-	10,000	10	11,190	-	-	11,200
May 2006 through April 2007
Preferred shares issued for cash ($7.00 per share) net of commissions	44,500	44,500	-	-	111,250	-	-	155,750
Net (loss)	-	-	-	-	-	-	(496,585)	(496,585)

Balance - April 30, 2007	44,500	44,500	24,338,090	24,338	2,726,609	-	(1,068,866)	1,726,581

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2008

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During the
	Number of	Par	Number of	Par	Paid-In	Subscription	Development
	Shares	Value	Shares	Value	Capital	Receivable	Stage	Total

Balance forward	44,500	44,500	24,338,090	24,338	2,726,609	-	(1,068,866)	1,726,581
May 2007 through April 2008
Preferred shares issued for cash ($7.00 per share) net of commissions	246,929	246,929	-	-	617,319	-	-	864,248

June 2007
Payment of accounts payable by stockholder	-	-	-	-	22,500	-	-	22,500

September 2007 and February 2008
Conversion of preferred stock to common	(2,500)	(2,500)	11,000	11	2,489	-	-	-

Net (loss)	-	-	-	-	-	-	(733,854)	(733,854)

Balance - April 30, 2008	288,929	$288,929	24,349,090	$24,349	$3,368,917	$-	$(1,802,720)	$1,879,475

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended April 30, 2008	Year Ended April 30, 2007	July 1, 1998 (Inception) to April 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(733,854)	$(496,585)	$(1,802,720)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Depreciation	4,364	1,352	6,032
Impairment of bacteriophage material	45,000	125,000	170,000
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to additional paid-in capital	-	-	576
Decrease in miscellaneous receivable	-	511	-
(Increase) in accrued interest receivable	(870)	(680)	(1,599)
(Increase) in prepaid expenses	(54,171)	-	(54,171)
(Decrease) increase in accrued interest payable	(256)	256	-
(Decrease) increase in accounts payable and accrued expenses	(40,766)	162,986	128,836

NET CASH (USED IN) OPERATING ACTIVITIES	(780,553)	(207,160)	(1,548,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer and laboratory equipment	(32,893)	(924)	(37,244)
Increase in note receivable - related parties	(27,000)	(7,700)	(38,700)
Repayment of loans receivable - related parties	11,300	-	11,300
Increase in loans receivable - stockholder	-	-	(12,000)
Repayments of loans receivable - stockholder	-	-	4,000

NET CASH (USED IN) INVESTING ACTIVITIES	(48,593)	(8,624)	(72,644)

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended April 30, 2008	Year Ended April 30, 2007	July 1, 1998(Inception) to April 30, 2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	33,950	507,425
Issuance of preferred stock, net	864,248	155,750	1,019,998
Payments on stock subscription receivable	-	-	113,476
Proceeds of note payable - related party	-	6,000	6,000
Repayment of note payable - related party	(6,000)	-	(6,000)
Proceeds of notes payable	-	-	5,000
Increase in amount due to stockholder	-	-	16,220

NET CASH PROVIDED BY FINANCING ACTIVITIES	858,248	195,700	1,662,119

NET INCREASE (DECREASE) IN CASH	29,102	(20,084)	41,429

CASH - BEGINNING	12,327	32,411	-

CASH - ENDING	$41,429	$12,327	$41,429

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services rendered.	$-	$-	$5,000

Common shares issued for purchase of bacteriophage material.	$-	$-	$2,000,000

Conversion of notes payable and accrued interest and net stockholders loans to additional paid-in capital.	$-	$-	$13,796

Accounts payable paid on behalf of Company by stockholder.	$22,500	$-	$22,500

Conversion of preferred shares for common.	$8,750	$-	$8,750

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008

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

Computer and Laboratory Equipment

Computer and laboratory equipment is recorded at cost. Expenditures for major betterments and additions are charged to the property and equipment accounts, while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed. Depreciation is computed by the straight-line method over the estimated useful lives of the assets ranging from three to seven years.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008

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

The Company accounts for any impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 142, intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value to determine whether or not an impairment to such value has occurred. As of April 30, 2008 and 2007, an impairment of $45,000 and $125,000 was recognized pursuant to the results of an independent valuation of the bacteriophage material, respectively.

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
APRIL 30, 2008

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share

(Loss) per share is computed by dividing net (loss) for the year by the weighted average number of common shares outstanding. The effect of the conversion of the preferred stock is excluded from the calculation of net loss per share as the effect was anti-dilutive.

Statement of Cash Flows

For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2008, the Company had no cash equivalents.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements and those differences could be material.

NOTE 3.	PREPAID EXPENSES

On July 9, 2007, the Company entered into a one year agreement with a nonprofit medical facility to perform laboratory work that will support the manufacture of the bacteriophage material for a fee of $212,660. The fee is being expensed over the term of the agreement. For the year ended April 30, 2008, the amount expensed was $172,459. As of April 30, 2008, prepaid expense relating to this agreement was $40,201.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008

NOTE 3.	PREPAID EXPENSES (CONTINUED)

On April 11, 2008, the Company entered into a five year agreement with a pharmacology service company to perform various bacteriophage studies and clinical testing. The Company has initially contracted for two studies for a total fee of $13,840. As of April 30, 2008, prepaid expense relating to these studies was $4,470.

NOTE 4.	COMPUTER AND LABORATORY EQUIPMENT

As of April 30, 2008, computer and laboratory equipment was  as follows:

Computer equipment	$15,597
Laboratory equipment	21,647
37,244
Accumulated depreciation	(6,032)

Laboratory and computer equipment-net	$31,212

During the years ended April 30, 2008 and 2007, depreciation expense was $4,364 and $1,352, respectively.

NOTE 5.	INCOME TAXES

As of April 30, 2008, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company’s net deferred income taxes are as follows:

Net operating loss carryforwards	$568,250
Start-up expenditures	1,750
570,000
Less: Valuation allowance	(570,000)

Net deferred income tax asset	$-

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008

NOTE 5.	INCOME TAXES

During the year ended April 30, 2008, the valuation allowance increased by $221,950.

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

	2008	2007

Tax (benefit) at federal statutory rate	(34.00)%	(34.00)%
State tax (benefit), net of federal benefit	(3.63)	(3.63)
Valuation allowance	37.63	37.63

Tax provision (benefit)	00.00%	00.00%

The Company has net operating loss carryforwards for federal and state purposes of approximately $1,524,300 available to offset future taxable income. The net operating loss carryforwards, if not used, expire through April 30, 2028.

NOTE 6.	RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

During the year ended April 30, 2008, the company received a partial repayment of $11,300 and advanced an additional $2,000 to a company, the president of which is the president of the Company. The notes are unsecured, bear interest at 6% per annum and are due on demand. As of April 30, 2008, the balance of these notes receivable was $2,400 plus accrued interest of $1,192.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008

NOTE 6.	RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Receivable and Accrued Interest (Continued)

On January 22, 2008, the Company advanced $25,000 to a company, the president of which is a non-major stockholder. The note bears interest at 6% per annum payable upon demand. The note is collateralized by a security interest in the common shares owned by the stockholder. The note receivable balance as of April 30, 2008 includes accrued interest of $407. On June 19, 2008, the Company received a partial repayment of $5,000.

Laboratory Equipment

On January 8, 2008, the Company purchased laboratory equipment from its president for $20,000.

Legal Fees

During the years ended April 30, 2008 and 2007, $60,000 was charged by a stockholder for legal services rendered. As of April 30, 2008, prepaid expenses included $9,500 for legal services paid in advance.

Consulting Fees

During the year ended April 30, 2008, the Company paid $6,300 to two companies, the president of which is the president of the Company, for consulting services relating to the bacteriophage studies and clinical testing referred to in Note 3.

During the year ended April 30, 2008, the Company paid $2,000 to its chief financial officer for consulting services relating to valuation of the bacteriophage materials.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008

NOTE 7.	CAPITAL STOCK

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

During the year ended April 30, 2008, two stockholders converted a total of 2,500 shares of their preferred shares into 11,000 shares of the Company’s common shares in accordance with the conversion schedule. No cash was exchanged with the conversion.

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

As of April 30, 2008, 288,929 preferred shares were issued and outstanding. Subsequent to April 30, 2008, 35,500 preferred shares were sold for net proceeds totaling $124,250.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008

NOTE 7.	CAPITAL STOCK (CONTINUED)

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

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008

NOTE 7.	CAPITAL STOCK (CONTINUED)

Common Stock (Continued)

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

On June 6, 2007, accounts payable of $22,500 was paid on behalf of the Company by a stockholder and recorded as an increase in additional paid-in capital.

As of April 30, 2008, 24,349,090 shares of common stock were issued and outstanding.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008

NOTE 8.	SUBSEQUENT EVENTS

On July 10, 2008, the agreement with the nonprofit medical  facility to perform laboratory work that will support the manufacture of the bacteriophage material was extended for one year for a fee of $220,000. A deposit of $55,000 was paid by the Company to the medical facility. The balance of the fee is due in three payments of $55,000 on the third, sixth and ninth month from the date of the agreement.

On June 26, 2008, the Company secured a business equity line of credit in the amount of $200,000 which expires June 26, 2038. However, commencing June 26, 2023, any outstanding advances are payable in monthly installments and no additional advances will be available. Interest is payable monthly at prime less .15% on any outstanding balance. The line of credit is secured by real property owned by a company, the president of which is a stockholder of the Company and a guarantee by the stockholder himself. As of August 12, 2008, no amounts were outstanding on this line of credit.

NOTE 9.	GOING CONCERN

As reflected on the balance sheet, the Company is still in the development stage with an accumulated deficit of $1,802,720 and since inception, a negative cash flow from operations of $1,548,046. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

With the Agency Agreement already in place for the sale of  preferred stock and the approval for the sale of preferred stock on the German exchange, management believes the Company will have sufficient working capital to be able to continue as a going concern.