Form 10QSB
period 2008-07-31
VIRIDAX CORP
filed 2008-09-12
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended July 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2008, there are 24,349,090 shares
of common stock outstanding.

Transitional Small Business Format:  No

PART I FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended July 31, 2008 are submitted in compliance with Item 310(b) of Regulation S-B.

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	July 31,	April 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$40,058	$41,429
Notes receivable and accrued interest
- related parties	23,770	28,999
Prepaid expenses	43,324	54,171
Total Current Assets	107,152	124,599

COMPUTER AND LABORATORY EQUIPMENT - NET	29,735	31,212

OTHER ASSET
Bacteriophage material	1,830,000	1,830,000

TOTAL ASSETS	$1,966,887	$1,985,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$121,658	$106,336

STOCKHOLDERS’ EQUITY

Class A non-cumulative, convertible
preferred stock, $1 par value, 3,000,000
shares authorized, 324,429 and 288,929
shares issued and outstanding, respectively	324,429	288,929
Common stock, $.001 par value, 50,000,000
shares authorized, 24,349,090 shares
issued and outstanding	24,349	24,349
Additional paid-in capital	3,457,667	3,368,917
Deficit accumulated during the development
stage	(1,961,216)	(1,802,720)

Total Stockholders’ Equity	1,845,229	1,879,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,966,887	$1,985,811

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			July 1, 1998
	Three Months		(Inception)
	Ended July 31,		To July 31,
	2008	2007	2008
REVENUES	$-	$-	$735

EXPENSES
General and administrative	158,496	137,294	1,791,951
Impairment of bacteriophage material	-	-	170,000

Total Expenses	158,496	137,294	1,961,951

NET (LOSS)	$(158,496)	$(137,294)	$(1,961,216)

(LOSS) PER SHARE	$(.01)	$(.01)	$(.13)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	24,349,090	24,338,090	14,684,236

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
	Three	Three	July 1,1998
	Months Ended	Months Ended	(Inception)
	July 31,	July 31,	to July 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(158,496)	$(137,294)	$(1,961,216)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation	2,169	362	8,201
Impairment of bacteriophage material	-	-	170,000
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to
additional paid-in capital	-	-	576
(Increase) decrease in accrued interest receivable	229	(177)	(1,370)
(Increase) decrease in prepaid expenses	10,847	(69,842)	(43,324)
(Decrease) in accrued interest payable	-	(256)	-
Increase in accounts payable and accrued expenses	15,322	13,427	144,158

NET CASH (USED IN) OPERATING ACTIVITIES	(129,929)	(193,780)	(1,677,975)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer and laboratory equipment	(692)	-	(37,936)
Increase in note receivable - related parties	-	-	(38,700)
Repayment of notes receivable - related parties	5,000	6,300	16,300
Increase in loans receivable - stockholder	-	-	(12,000)
Repayment of loans receivable - stockholder	-	-	4,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,308	6,300	(68,336)

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

			Period From
	Three	Three	July 1,1998
	Months Ended	Months Ended	(Inception)
	July 31,	July 31,	to July 31,
	2008	2007	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	507,425
Issuance of preferred stock, net	124,250	297,961	1,144,248
Payments on stock subscription receivable	-	-	113,476
Proceeds of note payable	-	-	5,000
Increase in amount due to stockholder	-	-	16,220
Proceeds of note payable - related party	-	-	6,000
Repayment of note payable - related party	-	(6,000)	(6,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	124,250	291,961	1,786,369

NET (DECREASE) INCREASE IN CASH	(1,371)	104,481	40,058

CASH - BEGINNING	41,429	12,327	-

CASH - ENDING	$40,058	$116,808	$40,058

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Common shares issued for services rendered.	$-	$-	$5,000

Common shares issued for purchase
of bacteriophage material.	$-	$-	$2,000,000

Conversion of notes payable and accrued interest
and net stockholders loans to additional paid-in capital.	$-	$-	$13,796

Accounts payable paid on behalf of Company by
stockholder.	$-	$22,500	$22,500

Conversion of preferred shares for common.	$-	$-	$8,750

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

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

Basis of Presentation

The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended April 30, 2008, included in the Company’s Form 10-KSB as filed with the SEC. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending April 30, 2009.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

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

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 3.	PREPAID EXPENSES

On April 11, 2008, the company entered into a five year agreement with a pharmacology service company to perform various bacteriophage studies and clinical testing. The Company has initially contracted for two studies for a total fee of $13,840. As of July 31, 2008 and April 30, 2008, prepaid expense relating to these studies were $982 and $4,470, respectively.

On July 10, 2008, the Company entered into a one year extension agreement with a nonprofit medical facility to perform laboratory work that will support the manufacture of the bacteriophage material for a fee of $220,000. A deposit of $55,000 was paid by the Company to the medical facility. The balance of the fee is due in three payments of $55,000 on the third, sixth and ninth month from the date of the agreement. The fee is being expensed over the term of the agreement. For the three months ended July 31, 2008, the amount expensed was $12,658. As of July 31, 2008, prepaid expense relating to this agreement was $42,342.

NOTE 4.	RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

During the three months ended July 31, 2008, the Company received a partial repayment of $5,000 on a note receivable. The total notes receivable balance as of July 31, 2008 and 2007 includes accrued interest of $1,370 and $906, respectively. On August 15, 2008, the Company received a partial repayment of $5,000 including accrued interest of $187.

Legal Fees

During the three months ended July 31, 2008 and 2007, $15,000 was charged by a stockholder for legal services rendered. As of July 31, 2008 and 2007, the amount due this stockholder was $500 and $45,500, respectively and is included in accounts payable.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

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

On April 1, 2006, the Company entered into an Agency Agreement for the sale of up to 3,000,000 shares of the Company’s Class A Preferred Stock. The stock is being offered for sale in Germany and elsewhere in Europe at $7 per share ($3.50 per share net proceeds to the Company), as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. During the three months ended July 31, 2008, 35,500 preferred shares were sold for net proceeds totaling $124,250.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 5.	CAPITAL STOCK (CONTINUED)

Preferred Stock

As of July 31, 2008, 324,429 preferred shares were issued and outstanding. Subsequent to July 31, 2008, 1,000 preferred shares were sold for net proceeds totaling $3,500.

Common Stock

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

As of July 31, 2008, 24,349,090 shares of common stock were issued and outstanding.

NOTE 6.	GOING CONCERN

As reflected on the balance sheet, the Company is still in the development stage with an accumulated deficit of $1,961,216 and since inception, a negative cash flow from operations of $1,677,975. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

At the present rate of expenditures, with no pending prospect of Company revenues from operations, the Company estimates that with its current funds on hand and the anticipation of deriving significant cash flow from the sales of its Preferred Stock in Europe, it will meet its overall cash demands for the next year, including the next three quarterly payment requirements of $55,000 each quarter pursuant to the Research Agreement with Olive-View – UCLA Education and Research Institute. Sales of preferred stock subsequent to the end of our fiscal year (April 30, 2008) have netted cash proceeds to the Company of $124,250. However, there is no assurance that anticipated sales will be realized.

The Company has secured a commercial line of credit with Wachovia Bank, N.A. in the amount of $200,000 but no cash draws have been made against this amount. This line of credit is considered as a secondary source of operating funds if sales of preferred stock do not develop as anticipated.

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

Viridax executed a Work Order for the performance of an initial study with MDS Bothell and MDS Taiwan to develop a human relevant MRSA pneumonia mouse model for use in the evaluation of the Product Candidate Staph phage. The MRSA pneumonia mouse model was developed for Viridax by MDS Taiwan using a MRSA clinical isolate provided by Viridax from the ERI collection. The first efficacy study that will challenge the MRSA-infected mice (Human-relevant mouse lung infection MRSA-incited pneumonia model) has been designed and approved by the Company and awaits shipment of the Viridax MRSA Staph phage to Taiwan for testing. In that a human clinically relevant mouse lung infection model for MRSA-incited pneumonia did not exist previously, primarily because of the complexity of its design and development, this mouse infection model represents a substantial preclinical accomplishment for Viridax.

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

On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, Par Value $ 1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber wherein the net sum of US $3.50 per share is retained by the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 326,929 shares have been sold for net cash proceeds to the company totaling $1,144,248 net of a conversion of 2,500 preferred shares to common shares totaling $8,750 through the quarterly date of this filing. Final approval of the prospectus by the BaFin was obtained September 4, 2006. This approval was renewed by the BaFin on January 16, 2008.

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

(b) REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	September 12, 2008	By:	/s/ Richard C. Honour
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