Form 10-Q
period 2008-10-31
VIRIDAX CORP
filed 2008-12-08
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2008

Commission File Number

0-33473

VIRIDAX CORPORATION.
(Name of Small Business Issuer in its charter)

FLORIDA	65-1138291
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

270 NW 3rd Court	33432-3720
Boca Raton, Florida	(Zip Code)
(Address of principal executive offices)

Issuer’s Telephone: (561) 368-1427

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Smaller reporting company ☒

Indicate by checkmark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2008, there are 24,349,090 shares
of common stock outstanding.

PART I   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended October 31, 2008 are submitted in compliance with Article 8-03 of Regulation S-X.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

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

Because Viridax is a developmental company, it has no products or services currently available to the public for commercial purposes.

The Company has no operating revenue. It is wholly dependent at this time upon the receipt of capital investment to fund its continuing activities. At this time, the only sources of this capital investment comes from the sale of its Class A Preferred Stock.

Over the next twelve months, Viridax will continue to use the services of Olive-View-UCLA (University of California at Los Angeles) Education and Research Institute (ERI) for the purposes as set forth in the Research Agreement (See Exhibit 10), which is anticipated to include access to human subjects for use in the Company’s first clinical trials. In addition, Viridax anticipates working with MDS Pharma Services in Saint-Germain sur l’Arbresle, France to design and conduct a series of safety and other preclinical studies. Concurrent with this testing, Viridax anticipates initiating scale-up manufacturing in compliance with US FDA requirements. In summary, over the next twelve months Viridax expects to demonstrate substantial progress in Product Candidate manufacturing and preclinical product development, so as to develop and file with the US FDA the initial documents in support of the first clinical trials for safety.

The Company has its President as its present sole full-time salaried employee. While the Company does anticipate hiring additional employees, no decisions have been made by the Board of Directors at this time.

(1) Liquidity

The Company is currently wholly dependent upon the sales of its Class A Preferred Stock as discussed above. Other than the current global financial crisis, the Company has no knowledge of any events that may affect sales of its Preferred Stock in Europe. All funds received are applied to developmental projects and operating costs and there is no retention of liquidity in any form.

(2)	Capital Resources

The only financial commitment of the Company at this time is a Research Agreement with Olive-View-UCLA (University of California at Los Angeles) Education and Research Institute (ERI) scheduled to terminate July 9, 2009. The cost of this Agreement is $220,000, payable in quarterly installments, of which the initial installment of $55,000 has been paid.

(3)	Results of Operations

Not applicable.

(4)	Off-balance sheet arrangements

Not applicable.

(5)	Tabular disclosure of contractual obligations

Not applicable.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company receives U.S. dollars in exchange for the sale of its Class A Preferred Stock in Europe. This price ($3.50 net proceeds to the Company) is constant.

There is no market price for the Viridax stock. None of the Company stock is publicly traded. Consequently the Company has no interest rate risk, foreign currency exchange rate risk, equity price risk, or otherwise.

ITEM 4	CONTROLS AND PROCEDURES

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

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f)) under the Exchange Act that materially affected or is reasonably likely to materially affect, our internal control over financial reporting. Our principal executive and financial officers concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by our Company in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Not applicable

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, par value $ 1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber wherein the net sum of US $3.50 per share is retained by the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 330,929 shares have been sold for net cash proceeds to the Company totaling $1,158,248 net of a conversion of 2,500 preferred shares to common shares totaling $8,750 through the quarterly date of this filing. Final approval of the prospectus by the BaFin was obtained September 4, 2006. This approval was renewed by the BaFin on January 16, 2008.

Included in the above is 3,500 shares sold during the quarter ended October 31, 2008 for net cash proceeds to the Company totaling $12,250 and 3,000 shares sold subsequent to October 31, 2008 for net cash proceeds totaling $10,500.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit Number	Page Number	Description

3(i)(a)		*Articles of Incorporation of
Media Advisory Group, Inc.
3(i)(b)		*Certification of Reinstatement
3(i)(c)		*Articles of Amendment changing name to I & E Tropicals, Inc.
3(i)(d)		**Articles of Amendment changing name to Viridax Corporation
3(ii)		*Bylaws of Viridax Corporation
10		**Asset Purchase Agreement
10		***Research Agreement
14		**Code of Ethics
31.1	E-1	Certification by President
31.2	E-3	Certification by Chief Financial Officer
32.1	E-5	Certification, 18 U.S.C.
32.2	E-6	Certification, 18 U.S.C.

*Incorporated by reference to Form 10-SB/12G, filed 1/7/02.
**Incorporated by reference to Form 10-KSB, filed on 6/27/05.
***Incorporated by referent to Form 10-KSB, filed on 8/13/07.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 8, 2008	By:	/s/ Richard C. Honour
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

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEET
OCTOBER 31, 2008
(Unaudited)

	October 31,	April 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$4,743	$41,429
Notes receivable and accrued interest - related parties	19,043	28,999
Prepaid expenses	-	54,171
Total Current Assets	23,786	124,599

COMPUTER AND LABORATORY EQUIPMENT - NET	32,962	31,212

OTHER ASSET
Bacteriophage material	1,830,000	1,830,000

TOTAL ASSETS	$1,886,748	$1,985,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$162,064	$106,336
STOCKHOLDERS’ EQUITY
Class A non-cumulative, convertible preferred stock, $1 par value, 3,000,000 shares authorized, 327,929 and 288,929 shares issued and outstanding, respectively	327,929	288,929
Common stock, $.001 par value, 50,000,000 shares authorized, 24,349,090 shares issued and outstanding	24,349	24,349
Additional paid-in capital	3,466,417	3,368,917
Deficit accumulated during the development stage	(2,094,011)	(1,802,720)
Total Stockholders’ Equity	1,724,684	1,879,475
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,886,748	$1,985,811

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,		Period From July 1, 1998 (Inception) To October 31,
	2008	2007	2008	2007	2008
REVENUES	$-	$-	$-	$-	$735

EXPENSES
General and administrative	132,795	178,838	291,291	316,132	1,924,746
Impairment of bacteriophage material	-	-	-	-	170,000

Total Expenses	132,795	178,838	291,291	316,132	2,094,746

NET (LOSS)	$(132,795)	$(178,838)	$(291,291)	$(316,132)	$(2,094,011)

(LOSS) PER SHARE - BASIC AND DILUTED	$(.01)	$(.01)	$(.01)	$(.01)	$(.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,349,090	24,343,447	24,349,090	24,340,738	14,920,653

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31, 2008	Six Months Ended October 31, 2007	Period From July 1,1998 (Inception) to October 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(291,291)	$(316,132)	$(2,094,011)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	4,463	883	10,495
Impairment of bacteriophage material	-	-	170,000
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to additional paid-in capital	-	-	576
(Increase) in accrued interest receivable	(44)	(265)	(1,643)
(Increase) decrease in prepaid expenses	54,171	(16,240)	-
(Decrease) in accrued interest payable	-	(256)	-
Increase (decrease) in accounts payable and accrued expenses	55,728	(21,602)	184,564

NET CASH (USED IN) OPERATING ACTIVITIES	(176,973)	(353,612)	(1,725,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer and laboratory equipment	(6,213)	(7,514)	(43,457)
Increase in note receivable - related party	-	(1,000)	(38,700)
Repayment of note receivable - related party	10,000	6,300	21,300
Increase in loans receivable - stockholder	-	-	(12,000)
Repayment of loans receivable - stockholder	-	-	4,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,787	(2,214)	(68,857)

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

	Six Months Ended October 31, 2008	Six Months Ended October 31, 2007	Period From July 1,1998 (Inception) to October 31, 2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	507,425
Issuance of preferred stock	136,500	541,106	1,156,498
Payments on stock subscription receivable	-	-	113,476
Proceeds of note payable	-	-	5,000
Increase in amount due to stockholder	-	-	16,220
Proceeds of note payable - related party	-	-	6,000
Repayment of note payable - related party	-	(6,000)	(6,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	136,500	535,106	1,798,619

NET (DECREASE) INCREASE IN CASH	(36,686)	179,280	4,743
CASH - BEGINNING	41,429	12,327	-
CASH - ENDING	$4,743	$191,607	$4,743

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services rendered.	$-	$-	$5,000

Common shares issued for purchase of bacteriophage material.	$-	$-	$2,000,000

Conversion of net stockholders loans to additional paid-in capital.	$-	$-	$13,796

Accounts payable paid on behalf of Company by stockholder.	$-	$22,500	$22,500

Conversion of preferred shares to common.	$-	$7,000	$7,000

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008

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
OCTOBER 31, 2008

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
OCTOBER 31, 2008

NOTE 3.	PREPAID EXPENSES

On April 11, 2008, the company entered into a five year agreement with a pharmacology service company to perform various bacteriophage studies and clinical testing. The Company has initially contracted for two studies for a total fee of $13,840. As of October 31, 2008 and April 30, 2008, prepaid expense relating to these studies were $-0- and $4,470, respectively.

On July 10, 2008, the Company entered into a one year extension agreement with a nonprofit medical facility to perform laboratory work that will support the manufacture of the bacteriophage material for a fee of $220,000. A deposit of $55,000 was paid by the Company to the medical facility. The balance of the fee is due in three payments of $55,000 on the third, sixth and ninth month from the date of the agreement. As of October 31, 2008, the first installment due October 10, 2008 has not yet been paid. The fee is being expensed over the term of the agreement. For the six months ended October 31, 2008, the amount expensed was $68,110. As of October 31, 2008, included in accounts payable was $13,110 relating to this agreement.

NOTE 4.	RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

During the six months ended October 31, 2008, the Company received a partial repayment of $10,000 including accrued interest of $187 on a note receivable. The total notes receivable balance as of October 31, 2008 and 2007 includes accrued interest of $1,455 and $994, respectively.

Legal Fees

During the three and six months ended October 31, 2008 and 2007, $15,000 and $30,000, respectively, was charged by a stockholder for legal services rendered. As of October 31, 2008 and 2007, the amount due this stockholder was $15,500 and $20,500, respectively and is included in accounts payable.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008

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

On April 1, 2006, the Company entered into an Agency Agreement for the sale of up to 3,000,000 shares of the Company’s Class A Preferred Stock. The stock is being offered for sale in Germany and elsewhere in Europe at $7 per share ($3.50 per share net proceeds to the Company), as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. During the six months ended October 31, 2008, 39,000 preferred shares were sold for net proceeds totaling $136,500.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008

NOTE 5.	CAPITAL STOCK (CONTINUED

Preferred Stock (Continued)

As of October 31, 2008, 327,929 preferred shares were issued and outstanding. Subsequent to October 31, 2008, 3,000 preferred shares were sold for net proceeds totaling $10,500.

Common Stock

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

As of October 31, 2008, 24,349,090 shares of common stock were issued and outstanding.

NOTE 6.	GOING CONCERN

As reflected on the balance sheet, the Company is still in the development stage with an accumulated deficit of $2,094,011, a working capital deficiency of $138,278 and since inception, a negative cash flow from operations of $1,725,019. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

With the Agency Agreement already in place for the sale of preferred stock and the approval for the sale of preferred stock on the German exchange, management believes the Company will have sufficient working capital to be able to continue as a going concern.