Form 10-Q
period 2009-01-31
VIRIDAX CORP
filed 2009-03-13
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 2009, there are 24,349,090 shares
of common stock outstanding.

PART I   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended January 31, 2009 are submitted in compliance with Article 8-03 of Regulation S-X.

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

The Company is wholly dependent upon the sales of an offering of 3,000,000  shares of Class A Preferred Stock at a net price to Viridax of $3.50 per share, which such offering  is being conducted primarily in Germany, Austria, Switzerland, and other European countries.  Sales of these shares over the last quarterly period (November, December and January) have resulted in net proceeds to Viridax of $14,000.  In view of the current global financial crisis there is no reasonable expectation that sales of preferred shares in the near future will be sufficient to sustain the corporation as a going concern.  Although the Company has sales representatives in Europe conducting sales activities, it has no means to measure or project the results of these sales efforts.

(2)	Capital Resources

The Company has a financial commitment for a Research Agreement with Olive-View-UCLA (University of California at Los Angeles) Education and Research Institute (ERI) scheduled to terminate July 9, 2009.  The Agreement (see Exhibit 10) calls for total payments of $220,000, of which the Company paid the initial installment of $55,000.  Because of the lack of adequate funds, the Company has made no further payments and has notified ERI that it expects ERI to perform no further services and that it has considered the Agreement as suspended indefinitely.

The Company has no immediate plans for further development of its products until additional funding requirements are obtained.  In addition to continuing its sales of preferred shares, the Company is making various applications to obtain grants and similar sources of funding.

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

On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, par value $ 1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber wherein the net sum of US $3.50 per share is retained by the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 331,929 shares have been sold for net cash proceeds to the Company totaling $1,161,754 net of a conversion of 2,500 preferred shares to common shares totaling $8,750 through the quarterly date of this filing.  Final approval of the prospectus by the BaFin was obtained September 4, 2006.  This approval was renewed by the BaFin on March 4, 2009.

In December 2008, the Agency Agreement referred to above was transferred to East Slope Funding Corporation of Florida, a Florida corporation, the sole shareholder and president of which are minority stockholders of the Company. The president of this company is also a director of the Company.

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
***Incorporated by reference to Form 10-KSB, filed on 8/13/07.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2009	By:	/s/ Richard C. Honour
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

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEET
JANUARY 31, 2009
(Unaudited)

	January 31,	April 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,129	$41,429
Notes receivable and accrued interest - related parties	19,304	28,999
Prepaid expenses	-	54,171

Total Current Assets	20,433	124,599

COMPUTER AND LABORATORY EQUIPMENT - NET	30,468	31,212

OTHER ASSET
Bacteriophage material	1,830,000	1,830,000

TOTAL ASSETS	$1,880,901	$1,985,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$267,374	$106,336

STOCKHOLDERS’ EQUITY
Class A non-cumulative, convertible preferred stock, $1 par value, 3,000,000 shares authorized, 331,929 and 288,929 shares issued and outstanding, respectively	331,929	288,929
Common stock, $.001 par value, 50,000,000 shares authorized, 24,349,090 shares issued and outstanding	24,349	24,349
Additional paid-in capital	3,476,417	3,368,917
Deficit accumulated during the development stage	(2,219,168)	(1,802,720)

Total Stockholders’ Equity	1,613,527	1,879,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,880,901	$1,985,811

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					July 1, 1998
	Three Months		Nine Months		(Inception)
	Ended January 31,		Ended January 31,		To January 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$735

EXPENSES
General and administrative	125,157	162,897	416,448	479,029	2,049,903
Impairment of bacteriophage material	-	-	-	-	170,000

Total Expenses	125,157	162,897	416,448	479,029	2,219,903

NET (LOSS)	$(125,157)	$(162,897)	$(416,448)	$(479,029)	$(2,219,168)

(LOSS) PER SHARE - BASIC AND DILUTED	$(.01)	$(.01)	$(.02)	$(.02)	$(.15)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,349,090	24,346,890	24,349,090	24,342,809	15,145,781

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
	Nine	Nine	July 1,1998
	Months Ended	Months Ended	(Inception)
	January 31,	January 31,	to January 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(416,448)	$(479,029)	$(2,219,168)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	6,957	2,431	12,989
Impairment of bacteriophage material	-	-	170,000
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to additional paid-in capital	-	-	576
(Increase) in accrued interest receivable	(118)	(399)	(1,717)
(Increase) decrease in prepaid expenses	54,171	(34,888)	-
(Decrease) in accrued interest payable	-	(256)	-
Increase (decrease) in accounts payable and accrued expenses	161,038	(39,368)	289,874

NET CASH (USED IN) OPERATING ACTIVITIES	(194,400)	(551,509)	(1,742,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer and laboratory equipment	(6,213)	(29,863)	(43,457)
Increase in note receivable - related party	-	(26,000)	(38,700)
Repayment of note receivable - related party	9,813	6,300	21,113
Increase in loans receivable - stockholder	-	-	(12,000)
Repayment of loans receivable - stockholder	-	-	4,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,600	(49,563)	(69,044)

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

			Period From
	Nine	Nine	July 1,1998
	Months Ended	Months Ended	(Inception)
	January 31,	January 31,	to January 31,
	2009	2008	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	507,425
Issuance of preferred stock	150,500	734,748	1,170,498
Payments on stock subscription receivable	-	-	113,476
Proceeds of note payable	-	-	5,000
Increase in amount due to stockholder	-	-	16,220
Proceeds of note payable - related party	-	-	6,000
Repayment of note payable - related party	-	(6,000)	(6,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	150,500	728,748	1,812,619

NET (DECREASE) INCREASE IN CASH	(40,300)	127,676	1,129
CASH - BEGINNING	41,429	12,327	-
CASH - ENDING	$1,129	$140,003	$1,129

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services rendered.	$-	$-	$5,000

Common shares issued for purchase of bacteriophage material.	$-	$-	$2,000,000

Conversion of net stockholders loans to additional paid-in capital.	$-	$-	$13,796

Accounts payable paid on behalf of Company by stockholder.	$-	$22,500	$22,500

Conversion of preferred shares to common.	$-	$7,000	$7,000

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

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
JANUARY 31, 2009

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

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and accrued expenses and notes receivable - related parties approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 standardizes its definition and guidance by defining fair value as used in accounting pronouncements, establishes a framework for measuring fair value and expands disclosures related to the use of fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157" which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS 157 was effective for the Company’s fiscal year beginning May 1, 2008, excluding the effect of the deferral granted in FSP FAS 157-2 referred to above which will be effective beginning May 1, 2009.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS 159, the Company may elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reporting in earnings. After the initial adoption, the election is made at the acquisition

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. SFAS 159 was effective for the Company’s fiscal year beginning May 1, 2008. However, the Company has elected not to measure eligible financial assets and liabilities at fair value. Accordingly, the adoption of SFAS 159 did not have a significant impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company’s fiscal year beginning May 1, 2007. The Company has not taken, nor recognized the financial statement impact of any material tax positions as defined by FIN 48.

In April 2008, the FASB issued FSP FAS 142-3,“Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized asset under SFAS 142 and the period of expected cash flows used to measure the fair value of assets under SFAS 141, “Business Combinations” and other U.S. generally accepted

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

accounting principles. FSP FAS 142-3 will be effective for the Company’s fiscal year beginning May 1, 2009 and applies to all intangible assets whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired after the effective date.

NOTE 3.	PREPAID EXPENSES

On April 11, 2008, the company entered into a five year agreement with a pharmacology service company to perform various bacteriophage studies and clinical testing.  The Company has initially contracted for two studies for a total fee of $13,840.  As of January 31, 2009 and April 30, 2008, prepaid expense relating to these studies were $-0- and $4,470, respectively.

On July 10, 2008, the Company entered into a one yearextension agreement with a nonprofit medical facility to perform laboratory work that will support the manufacture of the bacteriophage material for a fee of $220,000. A deposit of $55,000 was paid by the Company to the medical facility. The balance of the fee is due in three payments of $55,000 on the third, sixth and ninth month from the date of the agreement. The fee is being expensed over the term of the agreement. For the nine months ended January 31, 2009, the amount expensed was $123,562. As of January 31, 2009, included in accounts payable was $68,562 relating to this agreement. Because the first installment due October 10, 2008 and the second installment due January 10, 2009 have not yet been paid, the laboratory work has been temporarily suspended (Note 6).

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE 4.	RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

During the nine months ended January 31, 2009, the Company received a partial repayment of $10,000 on a note receivable. The total notes receivable balance as of January 31, 2009 and 2008 includes accrued interest of $1,716 and $1,091, respectively.

Legal Fees

During the three and nine months ended January 31, 2009 and 2008, $15,000 and $45,000 was charged by a stockholder for legal services rendered, respectively. As of January 31, 2009 and 2008, the amount due this stockholder was $29,500 and $5,500, respectively and is included in accounts payable.

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

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE 5.	CAPITAL STOCK (CONTINUED)

Preferred Stock (Continued)

On April 1, 2006, the Company entered into an Agency Agreement with a company, the president of which is a minority stockholder of the Company, for the sale of up to 3,000,000 shares of the Company’s Class A Preferred Stock. The stock is being offered for sale in Germany and elsewhere in Europe at $7 per share ($3.50 per share net proceeds to the Company), as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. During the nine months ended January 31, 2009, 43,000 preferred shares were sold for net proceeds totaling $150,500.

In December 2008, the Agency Agreement referred to above was transferred to a company, the sole stockholder and president of which are minority stockholders of the Company. The president of this company is also a director of the Company.

As of January 31, 2009, 331,929 preferred shares were issued and outstanding. Subsequent to January 31, 2009,  1,000 preferred shares were sold for net proceeds totaling $3,500.

Common Stock

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

As of January 31, 2009, 24,349,090 shares of common stock were issued and outstanding.

NOTE 6.	GOING CONCERN

As reflected on the balance sheet, the Company is still

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE 6.	GOING CONCERN (CONTINUED)

in the development stage with an accumulated deficit of $2,219,168, a working capital deficiency of $246,941 and since inception, a negative cash flow from operations of $1,742,446. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has secured continued approval from the German exchange for the sale of preferred stock and is considering to pursue other contracts and/or grants to secure additional funding. Although the laboratory work being performed by the nonprofit medical facility referred to in Note 3 has been temporarily suspended for nonpayment of installments due, management remains optimistic that the laboratory work will resume and that the Company will be able to continue as a going concern.