Form 10-K
period 2009-04-30
VIRIDAX CORP
filed 2010-06-22
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended                                        April 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13  or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________________ to_________________________

Commission File Number                             000-33473

VIRIDAX CORPORATION

(Exact name of registrant as specified in its charter)

FLORIDA	65-1138291
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

270 NW 3rd Court, Boca Raton, Florida	33432-3720
(Address of principal executive offices)	Zip Code

Registrant’s Telephone Number, including area code: (561) 368-1427

Securities registered pursuant to Section 12(b) of the Act:                         None                      .

Securities registered pursuant to Section 12(g) of the Act:
Common

(Title of Class)

Indicate by check  mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes   ☒ No

Indicate by check  mark if  the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐Yes   ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check  mark whether the registrant (I) has filed all reports Indicate by required to be filed by Section l3 or 15(d)of the Securities Exchange Act of I 934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form I0—K or any amendment to this Form 10-K.☒

Indicate by checkmark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule I2b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐Yes   ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold within the past 60 days is not applicable because there have been no sales of the common equity within the past 60 days and there is no public market for the stock.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of the date of this filing there are 24,349,090 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our developmental business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

*	Our ability to obtain capital;
*	Our ability to fully implement our business plan;
*	General economic and business conditions, both nationally and in our markets;
*	Our expectations and estimates concerning future revenues, if any, financing plans and the impact of competition;
*	Other risk factors that may directly affect our ability to market our products to end-users on a financially successful basis.

In addition, in this report we use words or phrases such as "high value", "effective", "plans", "strong”, "future", and similar expressions to identify forward-looking statements.

We undertake no obligation to update publicly or revise and forward-looking Statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

PART I

Item 1.  Description of Business

General

Viridax is a biopharmaceutical discovery and development company formed to expedite the commercialization of new technologies and products for the treatment of bacterial infectious diseases, most especially for the treatment of antibiotic-resistant infections.  The bacteriophage-based-technologies under development by Viridax specifically target bacterial pathogens that incite resistant infections in substantial human populations. The Company is developing new products that target specific bacterial pathogens that represent some of the most significant infections encountered in the community setting and as nosocomial (hospital-acquired) agents.

The increased incidence of bacteria infectious diseases and the spread of infectious diseases incited by multi-drug resistant strains of bacteria have led to intensified research into new agents and therapeutic strategies Viridax is developing novel bacteriophage-based products that have a known mechanism of action that is shown to be effective against the specific targeted bacterial hosts

Development of Our Business During Fiscal 2009

The 2009 fiscal year of the Company runs from May l, 2008 through April 30, 2009. During this period the Company has experienced developments as follows:

Research Agreements

On March 2, 2009, the Company amended its Research Agreement with Olive-View - UCLA Educational and Research Agreement (ERI), a California nonprofit corporation, by suspending any future services by ERI. In addition, ERI forgave any remaining financial obligations due by the Company.  As a  replacement for the ERI arrangement, on March l, 2009 the Company entered into a Research Agreement, identified as a Cooperative Research and Development Agreement (CRADA), with the Agricultural Research Service of the United States Department of Agriculture. The purpose of this project is to evaluate and further develop certain novel Multi-Domain Lytic Fusion Proteins (MDLFPs) that are being developed by USDA for use in the treatment of antibiotic-sensitive and antibiotic-resistant infections incited by the bacterial pathogen Staphylococcus aureus (S. aureus), and most specifically for the treatment of infections incited by Methicillin-Resistant S. aureus (MRSA).

USDA is developing novel MDLFPs that are shown to be effective against S. aureus, and that are predicted to be refractory to resistance development. Viridax is partnered with USDA to support the further evaluation and development of the MDLFP technology, as well as the commercial development of the resulting antibacterial products. The MDLFPS are being evaluated for their effect on clinical isolates of MRSA.

The MDLFPs were constructed by USDA by fusing three peptidoglycan hydrolase lytic domains that each have the ability to target a unique staphylococcal cell wall peptidoglycan structural bond, and thereby incite cell lysis and cell death. The MDLFP constructs each harbor three cell lytic activities that each target a different bond of the bacterial pathogen’s peptidoglycan cell wall structure. Verification that all three lytic domains are functional in each triple fusion construct is currently being conducted under a USDA project plan objective.

In this age of ever-increasing antibiotic resistance among some of the most serious bacterial pathogens in human health care, it is essential to develop new agents to safely and effectively treat these infections, and such new agents must be refractory to further resistance development. It is also important to avoid the use of broad-spectrum antibiotics, so as to have minimal impact on the commensal bacterial community, including the lateral transfer of DNA elements that harbor resistance or toxin genes.

The MDLFPs being developed for use as novel antibacterial agents offer multiple advantages, such as they:

•	Are expected to preclude the development of new antibiotic resistance (The fusion of three lytic activities into one novel fusion protein product is expected to avoid known resistance mechanisms).
•
Have high pathogen specificity, thus limiting the need for broad-spectrum antibiotics.  (The US Food and Drug Administration [FDA], the US Centers for Disease Control and Prevention [CDC], and the USDA collectively recommend avoiding imposing new selective pressures on pathogenic and non-pathogenic bacteria as a result of the introduction of additional conventional broad-spectrum antibiotics).

•	Are low-cost to manufacture by conventional biopharmaceutical manufacturing methods.
•	Are active against all forms of a bacterial pathogen, including against biofilms.
•	Have product attributes that are highly sought by pharmaceutical companies.
•	Are active against both intracellular and extracellular pathogens.
•	Are active against multi-drug resistant bacteria, including MRSA.
•	Address substantial global pharmaceutical markets.
•	Are well protected by patent.
•	Are safe for human use.

Under the CRADA, USDA has identified a series of novel lytic enzymes, that when fused as MDLFPs maintain their antibacterial lytic activity against S. aureus and show synergistic activity that is greater than the additive activities of the individual enzymes when tested alone. The project work includes the evolution of numerous MDLFP constructs. The initial MDLFP constructs have been screened against clinical isolates of MRSA and are shown to effectively lyse the pathogen cells, resulting in their destruction.   As this project further continues it will include further evolution and refinement of the MDLFP constructs, in anticipation of the initiation of biopharmaceutical product development work in the next stage. Viridax has the right to enter into an exclusive license agreement with USDA for commercialization of the resulting products.

The Agreement with the Agricultural Research Service has been amended to run through January 10, 2011.

Change in Officers

On April 1, 2009, Richard E. Herman, Ph.D, was appointed by the Board of Directors as Vice President, Research and Development.

Change in the Board  of Directors

On July 18, 2009, Javaid Sheikh voluntarily resigned as a member of the Board of Directors. There was no conflict or adverse circumstances whatsoever regarding his resignation.

Revenues

The Company had no revenue during the year ended April 30, 2009. The Company obtained its funding from the sales of its Class A preferred stock overseas pursuant to an offering prospectus approved by the German Federal Financial Supervisory Authority  (BAF IN).  The BAFIN approved an extension of this offering prospectus for 2009.

Products

Viridax plans to introduce a series of high value products based on certain proprietary forms of lytic bacteriophage, plus a novel delivery technology, initially for the treatment of S. aureus and other Staphylcooccus spp. The underlying technology base is expected to provide a core platform for the development of multiple products for the treatment of bacteria in addition to Staphylcooccus spp.

Staphylcooccus aureus Bacteriophage (Staph phage) Products for the Treatment of:

•	Respiratory Infections: MRSA-incited Ventilator-Associated Pneumonia (MRSA-VAP)
•	Systemic infections: MRSA-incited Bacteremia (MRSA-Bacteremia)

MRSA-incited Ventilator-Associated Pneumonia (MRSA-VAP): VAP is characterized as pneumonia of infectious origin in a patient on a ventilator, which results in fluid accumulation in lung alveoli. VAP is distinguished from other pneumonias by the inciting pathogen, the antibiotic treatments administered, and the methods of diagnosis prognosis and prevention. In order to have VAP, the patient must be on a ventilator. It is the fact that the patient is on a ventilator that defines VAP not the infectious agent.  VAP that is incited by MRSA is referred to as MRSA-VAP.   Patients on a ventilator are already sick and highly likely to become infected with MRSA and develop MRSA-VAP which has a high rate of mortality among all patients on a ventilator, and most especially among the elderly.

MRSA-Incited Bacteremia (MRSA-Bacteremia): Bacteremia is the presence of bacteria in the blood, which may be caused by dental work, catheterization of the urinary tract, surgical treatment of an abscess or infected wound, or colonization of indwelling devices, especially intravenous and intracardiac catheters, urethral catheters or ostomy devices and tubes.  Bacteremia secondary to infection usually originates in the genitourinary (GU) or gastrointestinal (Gl) tract, or on the skin.  Chronically ill patients, immunocompromised patients and injection drug users have an increased risk of bacteremia. MRSA is a common, dangerous and difficult-to-treat inciting agent of bacteremia.

The Pathogen, Staphylococcus aureus:  S aureus and many other species of Staphylococcus (Staph) are common bacteria typically encountered on the skin and in the nasal passages of healthy people. Staph can cause serious, life-threatening infections of the respiratory tract and cardiovascular system, including the blood stream, bone, soft tissue, skin and eye. Most Staph infections are minor, inciting such conditions as pimples, boils and other common skin ailments, and most can be managed without antibiotics.  However, Staph can also cause serious and sometimes fatal systemic infections, such as may result from ordinary surgical or trauma wounds.   During the past 50 years, treatment of these infections has become more difficult, primarily because Staph have become resistant in various degrees to nearly all antibiotics, including the commonly used penicillin-related antibiotics, such as Methicillin. The forms of S aureus that are resistant to methicillin and other antibiotics are known as Methicillin-resistant Staphylococcus aureus (MRSA).

Of the many available antibiotics, Vancomycin generally provides some measure of success.  However, a new form of resistant S aureus known as Vancomycin-lntermediate-Resistant S aureus (VISA) has emerged to further confound treatment. The newest and most frightening form of antibiotic-resistant Staph is known as Vancomycin-Resistant S aureus (VRSA). VlSA and VRSA cannot be treated successfully with Vancomycin, but fortunately, nearly all VISA and VRSA isolates are found to be susceptible to some other antibiotics. The delay to treatment is always costly and can be fatal.

VISA and VRSA infections are becoming more common, and the fact that they are present suggests that the incidence and prevalence of these infections will likely become even greater. Federal agencies in the US including the National Institutes of Health, the Centers for Disease Control and Prevention and the US Food and Drug Administration (FDA), state dearly that perhaps the most serious infectious disease health crises in the world today is the emergence and spread of resistant forms of Staphyloooccus, Pseudomonas and Tuberculosis.

Bacterial resistance mechanisms to bacteriophage are distinct from those to antibiotics, making bacteriophage an excellent alternative to conventional antibiotic treatment.  Conventional antibiotics are considered to be toxic by the FDA but there has not been any toxicity associated with bacteriophage.  Also, the costs for producing bacteriophage are far less than the costs for most antibiotics, especially the latest generation antibiotic products that are used to treat resistant infections.

Summary of Pharmaceutical Development Progress.

The bacteriophage isolate selected for further development as the Product Candidate for use against S aureus initially specifically against MRSA-VAP was screened among several other bacteriophage isolates against many hundreds of MRSA clinical isolates to determine their relative activity against multiple types and forms of MRSA, including against specific clinical isolates of MRSA-VAP.  Of the many bacteriophages, one was selected for further development as the single Product Candidate, based on its high level of reproducible activity against the panel of MRSA clinical isolates.

The selected MRSA Product Candidate bacteriophage was manufactured in compliance with current Good Manufacturing Practices (cGMP) of the USFDA and large numbers of doses were produced for use in preclinical tests of safety and efficacy, analytical methods development, stability studies, formulations development and spectrum of activity studies. The Company now knows how to make, formulate and use the Product Candidate in the next battery of studies that will be conducted in compliance with current Good Laboratory Practices (cGLP) guidelines of the USFDA.

Contract Manufacturing Organizations and Contract Research Organizations have been evaluated, and specific firms selected for collaboration on the manufacture and testing of the MRSA Product.  Candidate bacteriophage, in anticipation of filing a Pre-IND (Pre-investigational New Drug Application) report with the FDA as a key step in scheduling a Pre-IND meeting.  Successful completion of the Pre-IND meeting and filing of a formal lND are critical steps to initiating Phase I (First-in-Human) Clinical Investigations of safety. Successful completion of the Phase I clinical trial will precipitate subsequent regulatory filings with FDA to gain authorization to initiate a series of Phase II clinical investigations, first for further safety testing, to be followed by combined safety and efficacy trials.

The manufacturing development work completed to date demonstrates that the selected MRSA Product Candidate bacteriophage can be manufactured and purified to FDA standards, and that the selected MRSA Product Candidate is safe and efficacious through the preclinical testing process.

Other Technologies and Products for Staphylococcus aureus.

Multi-Domain Lytic Fusion Proteins (Proprietary): In addition to the use of lytic bacteriophage as antibacterial therapeutic agents, Viridax is also developing a second generation technology using bacterial and bacteriophage lytic enzymes that are engineered for expression in host producer strain bacterial cells in the form of multi-domain lytic fusion proteins.  The resulting multi-domain lytic fusion protein products retain the lytic activity of each individual enzyme, but provide enhanced multi-targeted lytic activity against the cell walls of specific bacterial pathogens Nucleic acid sequences for individual antibacterial lytic enzymes are identified in bacteria and bacteriophage. The sequences are engineered into a bacterial producer strain, thereafter to be expressed as a single novel fusion protein that is isolated, purified and formulated for use as a therapeutic product. The initial multi-domain lytic fusion proteins for S aureus have been identified, constructed, produced and tested. Screening for anti-MRSA activity is in process, and production and purification methods are being evaluated.

Therapeutic Vaccine (Proprietary): A lytic bacteriophage, specific to a targeted bacterial pathogen, is selected for its ability to infect, parasitize, lyse and kill the pathogen. The bacteriophage is then engineered to express multiple subunit antigens or multi-domain subunit fusion antigens against the specific bacterial pathogen on the surface of the selected lytic bacteriophage. The resulting engineered bacteriophage is thereafter produced in the form of a lytic bacteriophage antigen display platform that elicits an immune response on one or more mucosal surfaces of an infected subject, thereby providing a lytic bacteriophage therapeutic effect, based on the direct lytic activity of the bacteriophage, plus a multi-domain subunit fusion antigen multimucosal vaccine effect. The initial lytic bacteriophage antigen display platform for S aureus has been selected.

Regulatory Affairs

Viridax’s products will be regulated by governing authorities in the United States, the United Kingdom, the European Union and other countries both within the International Conference on Harmonization (ICH) and without, according to the country’s local regulatory requirements.   The regulatory process in the European Community is similar to that in the USA. The clinical trials process is initiated by filing a CTX (Clinical Trial Exemption, the US equivalent is the investigational New Drug Application or IND) for therapeutic products with the European Medicines Agency (EMA or, European Medicines Evaluation Agency [EMEA]), which is analogous to the US Food and Drug Administration (FDA). The EMA application dossier contains, among other sections 1) A Summary of the dossier; 2) Chemical, pharmaceutical and biological documentation; 3) Pharmacotoxicological documentation; and, 4) Clinical trials documentation, all of which are similar to the US counterpart.

In the US, such products are regulated by the FDA pursuant to the federal Food, Drug and Cosmetic Act and the Public Health Service Act. These regulations govern preclinical and clinical testing conducted to establish safety and effectiveness, product licensure prior to marketing, and manufacturing compliance. In addition to FDA regulations, the Company is also subject to other federal and state regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act. The major steps required before a pharmaceutical agent may be marketed in the US include:  1) preclinical testing; 2) submission to the FDA of an lND which must become effective prior  to commencing human clinical trials; 3) the performance and evaluation of scientifically-valid and well-controlled human clinical trials to establish safety and efficacy; 4) submission of a New Drug Application (NDA) or a Product License Application (PLA) to the FDA; and, 5) FDA approval of the NDA or PLA prior to product commercialization.  In addition to obtaining FDA approval for each product, each drug manufacturing establishment must undergo preapproval inspection by the FDA.

Preclinical studies are being conducted to provide the minimum acceptable predictive value of safety and efficacy for the proposed product indication(s). Preclinical studies are being performed by qualified contract laboratories.  Studies will be conducted in compliance with cGLP guidelines, as required, and will be designed and executed to meet current worldwide regulatory requirements The required CTX-enabling and lND-enabling preclinical studies for the Company’s products will be managed by Viridax to support government applications.   Only the minimum number of required preclinical safety, efficacy and pharmacokinetics studies will be conducted by the Company.

Manufacturing

Essential to successful scale-up manufacturing of therapeutic products for use in preclinical testing, clinical trials, regulatory approval and commercial sale is the establishment of cGMP systems that will result in reproducible manufacturing.  Viridax has substantial experience in cGMP manufacturing of pharmaceutical products and plans to have the initial product manufactured under contract at a cGMP-compliant facility. Bacteriophage-based products are considered biologics by FDA and EMEA Guidelines.   Viridax has experience in establishing systems in compliance with these guidelines.  Scale up cGMP batches of bacteriophage for preclinical testing and for clinical trials will be out-sourced to a known contract manufacturing organization (CMO) having direct experience with biopharmaceutical products.  Viridax collaborates with a CMO that is in full compliance with FDA guidelines.

Estimated Market Opportunity

The international infectious disease therapeutics market grew from about $16 billion in 1991 to more than $45 billion in 2007, and continues to grow. The US market share has grown from about 31% to about 37% while the Japanese market share has declined from about 26% to about 21%.   The European market share and the markets in the rest of the world have remained nearly stable during that period, with Europe represented by about a 28% market share, and the rest of the world about 15%.  The US market share for new-generation antibiotics alone is anticipated to exceed $15 billion within the next year. This phenomenal growth continues in spite of the fact that bacteria have now developed resistance to nearly all of the antibiotic agents that represent the product growth leaders.  This has led to a continual stream of new antibiotic products introduced to the market, many of which have a greatly shortened product life as a direct result of the rapid development of resistance.

The medical community, including national and international public health agencies, has been urging the biomedical research community to expand their efforts to identify new technologies and products employing novel mechanisms of action against infectious bacteria.  The underlying technology surrounding Viridax’s products is anticipated to yield multiple new therapeutic agents for the treatment of sensitive and resistant forms of various bacterial diseases.  The development and marketing of new antibacterial products that have novel mechanisms of action are less likely to elicit the development of resistance and will represent one of the most substantial market opportunities and perhaps some of the most medically useful products in modern human health care.

In US hospitals it is estimated that perhaps 3,000,000 patients are infected each year by bacterial pathogens, and from 80,000 to 100,000 people die from infections compared with a yearly mortality of about 8,000 in the early 1990s by infectious diseases.  About  90%of Staphylococcal infections which  are responsible for about 15% of all bacterial infections are now resistant to penicillin, and more than 80% are resistant to methicillin.

Competition

Competition for Viridax’s technology, products and markets is represented by pharmaceutical and biotechnology companies that discover, develop, make and sell antibiotic products for the treatment of bacterial infectious diseases, and would include firms that develop new antibiotics, new derivatives of existing antibiotics or new classes of antibiotics to which resistance has not developed. Competition would also be represented by new vaccines or by new classes of agents that may represent novel mechanisms of action for which the development of resistance is an unlikely event. Viridax is currently unaware of any company that may represent direct competition to its bacteriophage-based products for the treatment of Ventilator-Associated Pneumonia or Bacteremia, as incited by Methicillin-Resistant or Methicillin-Sensitive Staphylococcus aureus  (MRSA or MSSA), but it must be assumed that  technologcaIly-competent scientists and companies are working to discover and develop new or similar technologies and products that will be competitive with those of Viridax.

Competitive Companies:  There are 11 US and international biotechnology companies that are identified currently by Viridax as working in the field of bacteriophage technology and products, plus a number of academic investigators.  These firms and investigators are working primarily to develop bacteriophage for use in the food processing industry and for the treatment of animal diseases, with a few working to develop antiseptic and disinfectant products. A couple of firms are identified as developing and using bacteriophage as biotechnology tools aid as platform technologies.  The firms Intralytix and Novolytics are developing bacteriophage for use as therapeutic agents against  MRSA,  and may be considered as competitive with Viridax.

•
Biochimpharm - Eliava Institute, Tbilisi, Republic of Georgia (www.biochimpharm.ge).  Biochimpharm was formed within the Eiava Institute as a business operation and is licensed to produce bacteriophage for the treatment of dysentery and other infections.

•
Biocontrol Limited and Biocontrol lnternational Inc. - Nottingham, England and Richmond, VA (www.biocontrol-ltd.com). Biocontrol's lead bacteriophage-based product seeks to control Pseudomonas aeruginosa infections in cystic fibrosis patients and antibiotic-resistant ear infections

•	Biophage Inc. – Montreal, Canada (www.biophage.com). Biophage exploits new platform technologies in the health industry, with focus on cancer, infectious diseases, inflammation and immune modulation.

•
Biopharm Pharmaceuticals - Tbilisi, Georgia (biopharm@got.ge). Biopharm acquired the phage production plant of the Eliava Institute. They make vitamins various biomedical reagents, probiotics; and about 20 liters a month of phage products for local use.

•
GangaGen Biotechnologies Ltd., Bangalore, India; GangqGen, Inc., Palo Alto, CA, GangaGen Life Sciences, lnc., Ottawa, Canada (www.gangagen.com). GangaGen emphasizes the diagnosis and treatment of nosocomial infections, secondary infections and topical infections.

•
lmmunopreparat Research Productive Association - Ufa, Bashkortostan, Russian Federation. lmmunopreparat is a pharmaceutical company in Ufa, Russia. The Company’s subsidiary, Biophag, currently manufactures two complex phage preparations targeting various bacterial pathogens.

•
Intralytix, Inc. — Baltimore, MD (www.intralytix.com). Intralytix is a biotechnology company  focused on the production and marketing of products using bacteriophage to control bacterial pathogens in environmental, food processing and medical settings.  They are also developing a product that relies on a complex combination of bacteriophage targeted for the treatment of wound infections that include Staphylococcus aureus and other bacterial pathogens.

•
Novolytics Limited - Warwick, Coventry, UK (www.novolytics.co.uk). Novolytics was formed in 2002 out of the University of Warwick, Coventry, UK to exploit the use of bacteriophages to combat bacterial infections, initially antibiotic-resistant Staph infections.

•
Phage Botech, Ltd. — Tel Aviv, Israel (www.phage-biotech.com). Phage Biotech focuses on the development, production and application of lytic bacteriophage technology toward an array of clinical, veterinary, agricultural, industrial and ecologic applications.

•
Phage international, Inc. – Los Altos, CA (www.phageinternational.com). Phage International was formed in July of 2004. Their goal is to become a primary marketer of bacteriophage therapies in the western world. They collaborate with the Eliava Institute, Tbilisi, Republic of Georgia.

•
Special Phage Services Pty Ltd. - Brookvale, NSW, Australia (www.specialphages services.au).  Special Phage Services was established to develop bacteriophage as alternatives to antibiotics.  The Company has a license with a Georgian-based company for phage technology and strains.

Competitive Products: MRSA has developed resistance to most commercially-available antibiotics, such as the fluoroquinolones, including ciprofloxicin, levofloxacin, moxifloxacin and gatifloxacin, and to the macrolides, such as erythromycin, clarithromycin and azithromycin, which are not recommended for MRSA because of their high resistance rates.  The few antibiotics that are recommended for MRSA are highly toxic and used only for specific, critical indications, such as serious respiratory and systemic infections and for difficult-to-treat skin and soft tissue infections. The antibiotics listed below are mostly highly toxic and are highly subject to the development of new resistance:

•
Vancomycin (vancomycin; off patent) is a glycopeptide that inhibits cell wall peptidogycan. It is used to treat staph infections of the heart and blood, plus life-threatening infections by Gram-positive bacteria unresponsive to less toxic antibiotics.  It is considered to be a drug of last resort.

•	Targocid (Teicoplanin, Sanofi-Aventis) is a glycopeptide that inhibits bacterial cell wall peptidoglycan. It is used to treat staph infections of the heart and blood. It is highly toxic.

•
Zyvox (Linezolid, Pharmacia & Upjohn) is an oxazolidinone that interferes with the production of bacterial proteins.  It is used to treat complicated skin and soft tissue infections and pneumonia incited by S aureus. It is highly toxic.

•
Cubicin (Daptomycin, Cubist) is a toxic cyclic Iipopeptide that binds the membrane of Gram-positive bacteria. It is used for complicated bacterial infections of skin and soft tissue incited by S aureus.

•
Televancin (\/IBATIV, Theravance and Astellas) is an injectable  lipoglycopeptide for the treatment of adults with complicated skiin and skin structure infections caused by susceptible Gram-positive bacteria, including S aureus both methicillin-resistant and methicillin-susceptible strains.

•
Oritavancin (The Medicines Company) is a development-stage glycopeptide for the treatment of Gram-positive infections.  Safety and efficacy have not been established for any use. It has activity in vitro against a broad spectrum of resistant and sensitive bacteria, including MRSA.

•
Ceftobiprole (Basilea Pharmaceutica) is a cephalosporin with activity against MRSA.  It is statistically non-inferior to vancomycin plus ceftazidime for the treatment of skin and soft tissue infections.

•	Platensimycin (Merck) is an experimental drug that blocks membrane development. It is effective against S aureus only when administered continuously. It is low in toxicity and activity.

•
Tygacil Tigecydine, Wyeth) is used for the treatment of adults with complicated skin and skin structure infections including infections caused by S aureus, and for complicated intra-abdominal infections.   Resistance is expected to emerge rapidly, as it did for the parent compound tetracycline.

Intellectual Property

Viridax considers intellectual property as fundamental to its long-term success, and has adopted a program to identify and protect intellectual property and to characterize, develop and patent novel technologies created within its and its collaborators laboratories The Company’s patent strategy is designed to identify and patent the key technologies and products which are essential for the development of effective therapeutic agents.  It is anticipated that patent claims directed to these key elements will create significant barriers to entry by future competitors.

Biotechnology inventions are patentable if they are novel, non-obvious and do not occur in the same form in nature. Bacteriophages are well known, as is their broad application as therapeutics for treating infectious diseases. Historic investigators were unaware of the considerable genetic diversity expressed in different clinical strains of bacteria. The Company is seeking domestic and international patent protection for its novel and patentable bacteriophage and other products.   The Company is establishing exclusive rights to the technologies derived and patented in this manner.

Employees

Viridax currently has two employees, Richard C. Honour, President and Richard E. Herman, Vice President, Research and Development. No compensation has been paid during the year ended April 30, 2009. As of April 30, 2009, accrued compensation to Richard C. Honour was $131,356 and will be paid as cash flow requirements permit.

ITEM 2.   DESCRIPTION OF PROPERTY

    The Company owns no real property, nor does it have any leasehold interests at this time.

The Company’s executive offices are provided, without payment of rent at this time at 270 NW 3rd Court, Boca Raton, Florida. This address is the location of the offices of Ledyard H. DeWees, P.A., the law firm representing Viridax Corporation which has agreed to provide office space and secretarial assistance without charge.

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

(B)      HOLDERS

There are 258 shareholders of record of the Company’s common stock, as of the date of this filing.

(C)      DIVIDENDS

The Company has not paid any dividends to date and has no plans to do so in the foreseeable future.

(D)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

None.

(E)	RECENT SALES OF UNREGISTERED SECURITIES

On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, Par Value $ 1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. East Slope Funding Corporation of Florida (formerly, East Slope Funding Corp.) has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber and to pay the net sum of US $3.50 per share to the Company and deliver a copy of the purchaser's subscription agreement. Under this arrangement, and within exemptions from the requirements of the prospectus, 357,429 shares have been sold for a total cash consideration of $1,250,998 through the date of this filing. Final approval of the prospectus by the BaFin was obtained September 4, 2006.  Subsequently, it has been necessary to obtain a renewal approval of our prospectus from the BaFin.

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

ITEM 6.          PLAN OF OPERATION

As of the date of this filing, Viridax Corporation believes that it has funds on hand to continue for the next three months. The Company is in arrears according to its payment obligations under the Research Agreement with the Agricultural Research Service, a branch of the United States Department of Agriculture. The Company is anticipating that sales of its Class A Preferred Stock in Europe will provide funds for continuing operations but there is no assurance that such sales will be realized.

The Company has secured a commercial line of credit with Wachovia Bank, NA in the amount of $200,000. As of the date of this filing, the current balance on the line of credit was $35,000, for which the Company is making monthly payments. Except for the draw dated November 24, 2009, there is no intention to further draw against this credit line.

The plan of operation for the next twelve months is to continue under the Research Agreement with the Agricultural Research Agreement, if the Company can secure sufficient sales of its Preferred Stock or obtain outside financing. As there is no assurance of future sales of the Preferred Stock, there is no present commitment for outside financing.

ITEM 8.          FINANCIAL STATEMENTS

The attached audited financial statements for Viridax Corporation for the year  ended April 30, 2009 are submitted in compliance with Regulation S-X.

ITEM 9.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness and design of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e)) under the Exchange Act of 1934 (the “Exchange Act”).  Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls.  As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Chief Executive Officer and Chief Financial Officer have assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting  was effective as of April 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(A)      IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

Name	Age	Position

Richard C. Honour	69	President, Chief Executive Officer
		Director, Chairman

Kenneth E. Lehman	63	Chief Financial Officer
		Director

Ledyard H. DeWees	78	Secretary

Michael C. Maloney	55	Director

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

Kenneth E. Lehman, MBA, Chief Financial Officer, Director

Mr. Lehman has more than 28 years of experience in managerial accounting and project management.  He has corporate operational experience in general accounting with specific emphasis on budgets, financial statements and analysis, accounting policies and procedures, fixed asset management and auditing.  While a New Ventures Manager at US West, Inc. from 1972 – 2000, Mr. Lehman established and implemented regional non-regulated accounting procedures for Wireless PCS equipment and Spectrum licenses.  From 2000-2002 he was controller of Phage therapeutics, Inc. and from 2002-2005 he was Vice President of Mycobis Corporation.  He was named to the Board of directors on April 29, 2005.

(B)   Family Relationships

Not applicable.

(C)   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Not applicable.

(D)  CODE OF ETHICS

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

(F)    AUDIT COMMITTEE, FINANCIAL EXPERT

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

ITEM 11.        EXECUTIVE COMPENSATION

(a)   GENERAL

No employee, officer, or director is receiving compensation.

(b)   SUMMARY COMPENSATION TABLE

Not applicable.   No executive compensation plan is under consideration.

(c)   OPTION/SAR GRANTS TABLE

Not applicable.

(d)	AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTIONS/SAR VALUE TABLE

Not applicable.

(e)	LONG-TERM INCENTIVE PLAN (ALTIP@) AWARDS TABLE

Not applicable.

(f)	COMPENSATION OF DIRECTORS

There are no arrangements whatsoever pertaining to compensation for the  directors, including expense reimbursements.

(g)	EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Not applicable.

(h)	REPORT ON REPRICING OF OPTIONS/SAR’s

Not applicable.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

(b)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The table below lists the beneficial ownership of the Company’s voting securities by each person known by the Company to be the beneficial owner of more than 5% of such voting securities.

	Name and Address	Amount and Nature	Percent of
Title of Class	of Beneficial Owner	of Beneficial Owner	Class
Common	Brett L. DeWees	5,914,153 shares	24.30%
	737 SE 1st Way, Apt. 107	Direct Ownership
	Deerfield Beach, FL 33441

Common	Mycobis Corporation	8,000,000 shares	32.87%
	19211 64th Place, NE	Direct Ownership
	Kenmore, WA 98028

(C)         SECURITY OWNERSHIP OF MANAGEMENT

Not applicable

(D)        CHANGES IN CONTROL

Not applicable

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended April 30, 2009, the Company received advances totaling $8,000 from a company, the president and sole shareholder of which are non-major stockholders. The notes are unsecured, bear interest at 5% per annum and are due upon demand.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(A)   Audit Fees

The aggregate fees billed for professional services rendered for the audit of annual financial statements included in Form 10-K for the fiscal year ended April 30, 2009 and for the review of quarterly financial statements included in Form 10-Q for the quarters ended July 31, 2008, October 31, 2008 and January 31, 2009 were $28,000.

The aggregate audit fees billed for professional services rendered for the audit of annual financial statements included in Form 10-KSB for the fiscal year ended April 30, 2008 and for the review of quarterly financial statements included in Form 10-QSB for the quarters ended July 31, 2007, October 31, 2007 and January 31, 2008 were $27,000.

(B)    Audit-Related Fees

None.

(C)    Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning were $1,500 ($750 for each fiscal year). The services comprising these fees were for the preparation of federal and state corporate income tax returns

(D)  All Other Fees

None.

(E)   Pre-Approval Policies

The Board of Directors and Management are required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the Audit Committee prior to the completion of the audit.

ITEM 15.  EXHIBITS

(a) INDEX TO EXHIBITS

Exhibit Number	Page Number	Description

3(i)(a)		*Articles of Incorporation of
Media Advisory Group, Inc.

3(i)(b)		*Certification of Reinstatement

3(i)(c)		*Articles of Amendment changing name to I & E Tropicals, Inc.

3(i)(d)		**Articles of Amendment changing name to Viridax Corporation

3(ii)		*Bylaws of Viridax Corporation

10		**Asset Purchase Agreement

10	E-1	***Research Agreement

14		**Code of Ethics

10	E-15	Research Agreement

*Incorporated by reference to Form 10-SB/12G, filed 1/7/02.

**Incorporated by reference to Form 10-KSB, filed on 6/27/05.

*** Incorporated by reference to Form 10-KSB, filed on 8/13/07.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21 , 2010	By:	/s/ Richard C. Honour
Name: Richard C. Honour
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Richard C. Honour	President and Director	June 21, 2010
Richard C. Honour	(Principal Executive Officer)

/s/ Kenneth E. Lehman	Director
Kenneth E. Lehman	(Principal Financial Officer)	June 21, 2010

/s/ Michael C. Maloney	Director	June 21, 2010
Michael C. Maloney

VIRIDAX CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2009

VIRIDAX CORPORATION
(A Development Stage Company)

CONTENTS

PAGE

Report of Independent Registered Public
Accounting Firm	F-1

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders’
Equity (Deficit)	F-4 to F-8

Statements of Cash Flows	F-9 to F-10

Notes to Financial Statements	F-11 to F-25

Report of Independent Registered Public Accounting Firm

To The Board of Directors
Viridax Corporation

We have audited the accompanying balance sheets of Viridax Corporation (a development stage company), as of April 30, 2009 and 2008 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended April 30, 2009 and 2008 and for the period from July 1, 1998 (inception) through April 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viridax Corporation (a development stage company) as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended April 30, 2009 and 2008 and for the period from July 1, 1998 (inception) through April 30, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company is still in the development stage with an accumulated deficit of $2,251,342, and, since inception, a negative cash flow from operations of $1,810,216. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

June 21, 2010
Boca Raton, Florida	Earl M. Cohen, C.P.A., P.A.

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	April 30,	April 30,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$859	$41,429
Notes receivable and accrued interest
- related parties, net of allowance
for doubtful accounts of $15,826 and
$0, respectively	3,729	28,999
Prepaid expenses	25,342	54,171

Total Current Assets	29,930	124,599

COMPUTER AND LABORATORY EQUIPMENT - NET	27,985	31,212

OTHER ASSET
Bacteriophage material	1,795,000	1,830,000

TOTAL ASSETS	$1,852,915	$1,985,811

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable - bank	$49,000	$-
Accounts payable and accrued expenses	198,629	106,336
Note payable and accrued interest
- related parties	8,033	-

Total Current Liabilities	255,662	106,336

COMMITMENTS

STOCKHOLDERS’ EQUITY	1,597,253	1,879,475

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,852,915	$1,985,811

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			July 1,1998
	Year Ended	Year Ended	(Inception)
	April 30,	April 30,	to April 30,
	2009	2008	2009

REVENUE	$-	$-	$735

EXPENSES
General and administrative	413,622	688,854	2,047,077
Impairment of bacteriophage material	35,000	45,000	205,000

Total Expenses	448,622	733,854	2,252,077

NET (LOSS)	$(448,622)	$(733,854)	$(2,251,342)

(LOSS) PER SHARE	$(.02)	$(.03)	$(.15)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	24,349,090	24,344,275	15,353,567

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2009

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
PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2009

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
PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2009

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
Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2009

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During the
	Number of	Par	Number of	Par	Paid-In	Subscription	Development
	Shares	Value	Shares	Value	Capital	Receivable	Stage	Total

Balance forward	44,500	44,500	24,338,090	24,338	2,726,609	-	(1,068,866)	1,726,581

May 2007 through April 2008
Preferred shares issued
for cash ($7.00 per share)
net of commissions	246,929	246,929	-	-	617,319	-	-	864,248

June 2007
Payment of accounts
payable by stockholder	-	-	-	-	22,500	-	-	22,500

September 2007 and February 2008
Conversion of preferred
stock to common	(2,500)	(2,500)	11,000	11	2,489	-	-	-

Net (loss)	-	-	-	-	-	-	(733,854)	(733,854)

Balance - April 30, 2008	288,929	$288,929	24,349,090	$24,349	$3,368,917	$-	$(1,802,720)	$1,879,475

May 2008 through April 2009
Preferred shares issued
for cash ($7.00 per share)
net of commissions	46,000	46,000	-	-	115,000	-	-	161,000

	334,929	334,929	24,349,090	24,349	3,483,917	-	(1,802,720)	2,040,475
Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
 PERIOD FROM JULY 1, 1998 (INCEPTION) THROUGH APRIL 30, 2009

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Stock	During the
	Number of	Par	Number of	Par	Paid-In	Subscription	Development
	Shares	Value	Shares	Value	Capital	Receivable	Stage	Total

Balance forward	334,929	334,929	24,349,090	24,349	3,483,917	-	(1,802,720)	2,040,475

March 2009
Payment of accounts
payable by stockholder	-	-	-	-	5,400	-	-	5,400

Net (loss)	-	-	-	-	-	-	(448,622)	(448,622)

Balance - April 30, 2009	334,929	$334,929	24,349,090	$24,349	$3,489,317	$-	$(2,251,342)	$1,597,253

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			July 1,
			1998
	Year Ended	Year Ended	(Inception)
	April 30,	April 30,	to April 30,
	2008	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(448,622)	$(733,854)	$(2,251,342)

Adjustments to reconcile net (loss)
to cash (used in) operating activities:
Depreciation	9,440	4,364	15,472
Impairment of bacteriophage material	35,000	45,000	205,000
Bad debt - note receivable	15,826	-	15,826
Common shares issued for services
rendered	-	-	5,000
Conversion of accrued interest to
additional paid-in capital	-	-	576
(Increase) in accrued interest receivable	(369)	(870)	(1,968)
Decrease (increase) in prepaid expenses	28,829	(54,171)	(25,342)
Increase (decrease) in accrued interest
payable	33	(256)	33
Increase (decrease) in accounts payable
and accrued expenses	97,693	(40,766)	226,529

NET CASH (USED IN) OPERATING ACTIVITIES	(262,170)	(780,553)	(1,810,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer and laboratory equipment	(6,213)	(32,893)	(43,457)
Increase in note receivable - related parties	-	(27,000)	(38,700)
Repayment of loans receivable - related parties	9,813	11,300	21,113
Increase in loans receivable - stockholder	-	-	(12,000)
Repayments of loans receivable - stockholder	-	-	4,000

NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES	3,600	(48,593)	(69,044)
Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)

			July 1,
			1998
	Year Ended	Year Ended	(Inception)
	April 30,	April 30,	to April 30,
	2009	2008	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	507,425
Issuance of preferred stock, net	161,000	864,248	1,180,998
Payments on stock subscription receivable	-	-	113,476
Proceeds of note payable - bank	50,000	-	50,000
Repayment of note payable - bank	(1,000)	-	(1,000)
Proceeds of note payable - related party	8,000	-	14,000
Repayment of note payable - related party	-	(6,000)	(6,000)
Proceeds of notes payable	-	-	5,000
Increase in amount due to stockholder	-	-	16,220

NET CASH PROVIDED BY FINANCING ACTIVITIES	218,000	858,248	1,880,119

NET (DECREASE) INCREASE IN CASH	(40,570)	29,102	859

CASH - BEGINNING	41,429	12,327	-

CASH - ENDING	$859	$41,429	$859

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Common shares issued for services rendered.	$-	$-	$5,000

Common shares issued for purchase of
bacteriophage material.	$-	$-	$2,000,000

Conversion of notes payable and accrued
interest and net stockholders loans to
additional paid-in capital.	$-	$-	$13,796

Accounts payable paid on behalf of Company by
stockholder.	$5,400	$22,500	$27,900

Conversion of preferred shares for common.	$-	$8,750	$8,750

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

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
APRIL 30, 2009

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

The Company accounts for any impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  In accordance with SFAS No. 142, intangible assets are reviewed for evidence or changes in circumstances that indicate that their carrying value may not be recoverable.  The Company periodically reviews the carrying value to determine whether or not an impairment to such value has occurred. As of April 30, 2009 and 2008, an impairment of $35,000 and $45,000 was recognized pursuant to the results of an independent valuation of the bacteriophage material, respectively.

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
APRIL 30, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share

(Loss) per share is computed by dividing net (loss) for the year by the weighted average number of common shares outstanding. The effect of the conversion of the preferred stock is excluded from the calculation of net loss per share as the effect was anti-dilutive.

Statement of Cash Flows

For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of April 30, 2009 and 2008, the Company had no cash equivalents.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including notes receivable and notes payable - related parties, notes payable - bank and accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

NOTE 3.	COMPUTER AND LABORATORY EQUIPMENT

As of April 30, 2009 and 2008, computer and laboratory equipment wasas follows:

	2009	2008

Computer equipment	$16,289	$15,597
Laboratory equipment	27,168	21,647
	43,457	37,244
Accumulated depreciation	(15,472)	(6,032)

Laboratory and computer
equipment-net	$27,985	$31,212

During the years ended April 30, 2009 and 2008, depreciation expense was $9,440 and $4,364, respectively.

NOTE 4.	NOTE PAYABLE - BANK

On June 26, 2008, the Company secured a business equity line of credit in the amount of $200,000 which expires June 26, 2038. However, commencing June 26, 2023, any outstanding advances are payable in monthly installments  and no additional advances will be available. Interest is payable monthly at prime less .15% on any outstanding balance. The line of credit is secured by real property owned by a company, the president of which is a stockholder of the Company and a guarantee by the stockholder himself. As of April 30, 2009 and 2008, the amount outstanding on this line of credit was $49,000 and $-0-, respectively. Subsequent to April 30, 2009, additional advances and repayments were $18,000 and $32,000, respectively.

NOTE 5.	INCOME TAXES

As of April 30, 2009 and 2008, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company’s net deferred income taxes are as follows:

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

NOTE 5.	INCOME TAXES (CONTINUED)

	2009	2008

Net operating loss carryforwards	$703,250	$568,250
Start-up expenditures	1,750	1,750
	705,000	570,000
Less: Valuation allowance	(705,000)	(570,000)

Net deferred income tax asset	$-	$-

During the year ended April 30, 2009, the valuation allowance increased by $135,000.

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

	2009	2008

Tax (benefit) at federal
statutory rate	(34.00)%	(34.00)%
State tax (benefit), net
of federal benefit	(3.63)	(3.63)
Valuation allowance	37.63	37.63

Tax provision (benefit)	00.00%	00.00%

The Company has net operating loss carryforwards for federal and state purposes of approximately $1,874,700 available to offset future taxable income. The net operating loss carryforwards, if not used, expire through April 30, 2029.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

NOTE 6.	RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

The Company made advances to a company, the president of which is the president of the Company. The notes are unsecured, bear interest at 6% per annum and are due upon demand. As of April 30, 2009 and 2008, the balance of the notes receivable was $2,400. Accrued interest as of April 30, 2009 and 2008 was $1,392 and $1,192, respectively.

On January 22, 2008, the Company advanced $25,000 to a company, the president of which is a non-major stockholder. The note bears interest at 6% per annum due upon demand. The note is collateralized by a security interest in the common shares owned by the stockholder. Currently, the Company has a claim against the estate of this shareholder. Management believes that the balance of the note receivable including accrued interest of $15,826 is uncollectible. Accordingly, an allowance for doubtful accounts has been recorded.

Laboratory Equipment

On January 8, 2008, the Company purchased laboratory equipment from its president for $20,000.

Notes Payable and Accrued Interest

During the year ended April 30, 2009, the Company received advances totaling $8,000 from a company, the president and sole shareholder of which are non-major stockholders. The notes are unsecured, bear interest at 5% per annum and are due upon demand. As of April 30, 2009, the balance of the notes payable was $8,033 including accrued interest of $33. Subsequent to April 30, 2009, the Company received additional advances totaling $6,000.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

NOTE 6.	RELATED PARTY TRANSACTIONS (CONTINUED)

Legal Fees

During the years ended April 30, 2009 and 2008, $60,000  was charged by a stockholder for legal services rendered. However, during the year ended April 30, 2009, legal fees totaling $44,500 was forgiven. As of April 30, 2008, prepaid expenses included $9,500 for legal services paid in advance.

Consulting Fees

During the year ended April 30, 2008, the Company paid $6,300 to two companies, the president of which is the president of the Company, for consulting services relating to bacteriophage studies and clinical testing.

During the year ended April 30, 2008, the Company paid $2,000 to its chief financial officer for consulting services rendered.

NOTE 7.	CAPITAL STOCK

Preferred Stock

The Company has 3,000,000 shares of Class A non-cumulative, convertible preferred stock of $1 par valueauthorized. The preferred shares are non-cumulative, non-voting and convertible to common shares within the first 3 years under the following schedule: shares converted within the first year of purchase shall receive 4 shares of common for every share of preferred; shares converted in the second year after purchase shall receive 4.4 shares of common for every share of preferred; shares converted in the third year after purchase shall receive 4.6 shares of common for every share of preferred; after 3 years of ownership, the shareholder shall receive 5 shares of common for every share of preferred, but the right to convert must be exercised within 30 days of the 3 year anniversary of purchase or the conversion right will lapse.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

NOTE 7.	CAPITAL STOCK (CONTINUED)

Preferred Stock (Continued)

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

As of April 30, 2009 and 2008, 334,929 and 288,929 preferred shares were issued and outstanding, respectively. Subsequent to April 30, 2009, 21,600  preferred shares were sold for net proceeds totaling $75,600.

Common Stock

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

NOTE 7.	CAPITAL STOCK (CONTINUED)

Common Stock (Continued)

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

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

NOTE 7.	CAPITAL STOCK (CONTINUED)

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

On March 27, 2009, accounts payable of $5,400 was paid on behalf of the Company by a stockholder and recorded as an increase in additional paid-in capital.

As of April 30, 2009 and 2008, 24,349,090 shares of common stock were issued and outstanding. Subsequent to April 30,2009, the Company issued 2,200,000 common shares in a private sale at $.01 per share, as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

NOTE 8.	COMMITMENTS

Commencing March 1, 2009, the Company entered into an agreement with an agency of the United States Department of Agriculture to continue the laboratory work necessary to evaluate and commercialize the bacteriophage material for a fee of $150,000. A deposit of $50,000 was paid with the balance due in three quarterly installments. These installments have not yet been paid. The fee is being expensed over the term of the agreement. The agreement ended February 28, 2010 but was extended to January 10, 2011. For the year ended April 30, 2009, the amount expensed was $24,658.

On July 10, 2008, the Company entered into a one year extension agreement with a nonprofit medical facility to perform laboratory work that will support the manufacture of the bacteriophage material for a fee of $220,000. A deposit of $55,000 was paid with the balance due on the third, sixth and ninth month from the date of the agreement. The fee is being expensed over the term of the agreement. Effective March 2, 2009, the agreement was mutually suspended and the amount due of $68,562 was forgiven. For the years ended April 30, 2009 and 2008, the amount expensed for the original and extension agreements was $95,201 and $172,451, respectively.

On April 11, 2008, the Company entered into a five year master agreement with a pharmacology service company to perform various bacteriophage studies and clinical testing. The Company has initially contracted for two studies for a total fee of $13,840. For the years ended April 30, 2009 and 2008, the amount expensed was $-0- and $4,470, respectively.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009

NOTE 9.	SUBSEQUENT EVENTS

On April 30, 2010, the Company received proceeds of a loan totaling $20,000. The loan is unsecured, bears interest at 2% per annum and is due upon demand.

NOTE 10.	GOING CONCERN

As reflected on the balance sheet, the Company is still in the development stage with an accumulated deficit of $2,251,342 and since inception, a negative cash flow from operations of $1,810,216. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has secured continued approval from the German exchange for the sale of preferred stock and is continuing to pursue other contracts and/or grants to secure additional funding. Management believes that the direction it is taking will secure additional funding and that the Company will be able to continue as a going concern.