Form 10-Q
period 2009-07-31
VIRIDAX CORP
filed 2010-07-15
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended July 31, 2009

Commission File Number

0-33473

VIRIDAX CORPORATION.
(Name of Small Business Issuer in its charter)

FLORIDA	65-1138291
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

270 NW 3rd Court	33432-3720
Boca Raton, Florida	(Zip Code)
(Address of principal executive offices)

Issuer’s Telephone: (561) 368-1427

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐       No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Smaller reporting company ☒

Indicate by checkmark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the date of this filing there are 24,349,090 shares
of common stock outstanding.

PART I   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended July 31, 2009 are submitted in compliance with Article 8-03 of Regulation S-X.

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

Viridax currently has two employees, Richard C. Honour, President and Richard E. Herman, Vice President, Research and Development. No compensation has been paid during the period ended July 31, 2009. As of July 31, 2009, accrued compensation to Richard C. Honour was $131,356 and will be paid as cash flow requirements permit.

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

The Company has a Cooperative Research and Development Agreement with the Agricultural Research Service (ARS) of the United States Department of Agriculture, which has a period of March 1, 2009 through January 10, 2011.

The overall objective of this Agreement is to join the resources and expertise of ARS and Viridax Corporation to evaluate and commercialize previously ARS-developed novel, multi-domain, antimicrobials that will target Staphylococus aureaus.  The objective is to target S.aureus for treating bovine mastitis and human respiratory infections.

This Agreement calls for a payment amount of $150,000, payable in three installments of $50,000 each.  The Company is now delinquent in meeting these payment obligations and presently does not have sufficient cash on hand to continue this Agreement on operative terms.  It plans on continuing the relationship with ARS as additional funds become available.

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

Not required.

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

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed in the company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Not applicable

ITEM 1A.	RISK FACTORS

Not applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2006, the Board of Directors of Viridax Corporation approved the efforts of the Company in filing with the German Federal Financial Supervisory Authority (BaFin) a sales prospectus providing for the sale of up to the authorized limit of 3,000,000 shares of its Class A Preferred Stock, par value $ 1.00 per share, pursuant to the rules and requirements of Regulation S as promulgated by the United States Securities and Exchange Commission. Pursuant to the terms of that prospectus, East Slope Funding Corp., a Colorado corporation, has been designated as the Escrow Agent to receive the gross proceeds as paid by a given subscriber wherein the net sum of US $3.50 per share is retained by the Company and deliver a copy of the purchaser's subscription agreement. As of the date of this filing, under this arrangement, and within exemptions from the requirements of the prospectus, 358,529 shares have been sold for net cash proceeds to the Company totaling $1,254,852, net of a conversion of 2500 preferred shares to common totaling $8750. Final approval of the prospectus by the BaFin was obtained September 4, 2006.  This approval was renewed by the BaFin on March 4, 2009.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit Number	Page Number	Description

3(i)(a)		*Articles of Incorporation of Media Advisory Group, Inc.
3(i)(b)		*Certification of Reinstatement
3(i)(c)		*Articles of Amendment changing name to I & E Tropicals, Inc.
3(i)(d)		**Articles of Amendment changing name to Viridax Corporation
3(ii)		*Bylaws of Viridax Corporation
10		**Asset Purchase Agreement
10		***Research Agreement
10		****Research Agreement
14		**Code of Ethics
31.1	E-1	Certification by President
31.2	E-3	Certification by Chief Financial Officer
32.1	E-5	Certification, 18 U.S.C.
32.2	E-6	Certification, 18 U.S.C.

*Incorporated by reference to Form 10-SB/12G, filed 1/7/02.
**Incorporated by reference to Form 10-KSB, filed on 6/27/05.
***Incorporated by reference to Form 10-KSB, filed on 8/13/07.
****Incorporated by reference to Form 10-K, filed on 6/21/10.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2010	By:	/s/ Richard C. Honour
Name: Richard C. Honour
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard C. Honour	President and Director
Richard C. Honour

/s/ Ledyard H. DeWees	Secretary
Ledyard H. DeWees

/s/ Michael C. Maloney	Director
Michael C. Maloney

/s/ Kenneth E. Lehman	Chief Financial Officer
Kenneth E. Lehman	Director

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	July 31,	April 30,
	2009	2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,788	$859
Notes receivable and accrued interest - related parties, net of allowance for doubtful accounts of $15,826	3,763	3,729
Prepaid expenses	8,384	25,342

Total Current Assets	14,935	29,930

COMPUTER AND LABORATORY EQUIPMENT - NET	26,129	27,985

OTHER ASSET
Bacteriophage material	1,795,000	1,795,000

TOTAL ASSETS	$1,836,064	$1,852,915

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable – bank	$38,000	$49,000
Accounts payable and accrued expenses	198,567	198,629
Note payable and accrued interest - related parties	14,167	8,033

Total Current Liabilities	250,734	255,662

STOCKHOLDERS' EQUITY
Class A non-cumulative, convertible preferred stock, $1 par value, 3,000,000 shares authorized, 338,429 and 334,929 shares issued and outstanding, respectively	338,429	334,929
Common stock, $.001 par value, 50,000,000 shares authorized, 24,349,090 shares issued and outstanding	24,349	24,349
Additional paid-in capital	3,498,067	3,489,317
Deficit accumulated during the development stage	(2,275,515)	(2,251,342)

Total Stockholders' Equity	1,585,330	1,597,253

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,836,064	$1,852,915

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			July 1, 1998
	Three Months		(Inception)
	Ended July 31,		To July 31,
	2009	2008	2009

REVENUE	$-	$-	$735

EXPENSES
General and administrative	24,173	158,496	2,071,250
Impairment of bacteriophage material	-	-	205,000

Total Expenses	24,173	158,496	2,276,250

NET (LOSS)	$(24,173)	$(158,496)	$(2,275,515)

(LOSS) PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,349,090	24,349,090

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
	Three	Three	July 1,1998
	Months Ended	Months Ended	(Inception)
	July 31,	July 31,	to July 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(24,173)	$(158,496)	$(2,275,515)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	1,856	2,169	17,328
Impairment of bacteriophage material	-	-	205,000
Bad debt - note receivable	-	-	15,826
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to additional paid-in capital	-	-	576
(Increase) decrease in accrued interest receivable	(34)	229	(2,002)
(Increase) decrease in prepaid expenses	16,958	10,847	(8,384)
Increase in accrued interest payable	134	-	167
Increase (decrease) in accounts payable and accrued expenses	(62)	15,322	226,467
NET CASH (USED IN) OPERATING ACTIVITIES	(5,321)	(129,929)	(1,815,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer and laboratory equipment	-	(692)	(43,457)
Increase in note receivable - related parties	-	-	(38,700)
Repayment of notes receivable - related parties	-	5,000	21,113
Increase in loans receivable - stockholder	-	-	(12,000)
Repayment of loans receivable - stockholder	-	-	4,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	4,308	(69,044)

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

			Period From
	Three	Three	July 1,1998
	Months Ended	Months Ended	(Inception)
	July 31,	July 31,	to July 31,
	2009	2008	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-		507,425
Issuance of preferred stock, net	12,250	124,250	1,193,248
Payments on stock subscription receivable	-	-	113,476
Proceeds of note payable - bank	-	-	50,000
Repayment of note payable - bank	(11,000)	-	(12,000)
Proceeds of note payable - related party	6,000	-	20,000
Repayment of note payable - related party	-	-	(6,000)
Proceeds of note payable	-	-	5,000
Increase in amount due to stockholder	-	-	16,220
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,250	124,250	1,887,369

NET INCREASE (DECREASE) IN CASH	1,929	(1,371)	2,788

CASH - BEGINNING	859	41,429	-

CASH - ENDING	$2,788	$40,058	$2,788

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services rendered.	$-	$-	$5,000

Common shares issued for purchase of bacteriophage material.	$-	$-	$2,000,000

Conversion of notes payable and accrued interest and net stockholders loans to additional paid-in capital.	$-	$-	$13,796

Accounts payable paid on behalf of Company by stockholder.	$-	$-	$27,900

Conversion of preferred shares for common.	$-	$-	$8,750

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009

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
JULY 31, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended April 30, 2009, included in the Company’s Form 10-K as filed with the SEC. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending April 30, 2010.

(Loss) Per Share

(Loss) per share is computed by dividing net (loss) for the period by the weighted average number of common shares outstanding. The effect of the conversion of the preferred stock is excluded from the calculation of net loss per share as the effect was anti-dilutive.

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
JULY 31, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including notes receivable and note payable – related parties, note payable - bank  and accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or date. SFAS 165 is effective for interim or annual transactions that occurred after the balance sheet financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 3.	PREPAID EXPENSES

Commencing March 1, 2009, the Company entered into an agreement with an agency of the United States Department of Agriculture to continue the laboratory work necessary to evaluate and commercialize the bacteriophage material for a fee of $150,000. A deposit of $50,000 was paid with the balance due in three monthly installments. These installments have not yet been paid. The original agreement ended February 28, 2010 but was extended to January 10, 2011. The fee is being expensed over the remaining term of the agreement. As of July 31 and April 30, 2009, prepaid expense relating to this agreement was $8,384 and $25,342, respectively. For the three months ended July 31, 2009, the amount expensed was $16,958.

NOTE 4.	RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

The total notes receivable - related parties balance as of July 31 and April 30, 2009 includes accrued interest of $1,363 and $1,329, respectively.

Notes Payable and Accrued Interest

During the three months ended July 31, 2009, the Company received additional advances totaling $6,000. These advances are unsecured, bear interest at 5% per annum and are due on demand. As of July 31 and April 30, 2009, total notes payable - related parties  includes accrued interest of $167 and $33, respectively.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 4.	RELATED PARTY TRANSACTIONS (CONTINUED)

Legal Fees

During the three months ended July 31, 2009 and 2008, $0 and $15,000 was charged by a stockholder for legal services rendered, respectively.

NOTE 5.	CAPITAL STOCK

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
JULY 31, 2009

NOTE 5.	CAPITAL STOCK (CONTINUED)

Preferred Stock (Continued)

On April 1, 2006, the Company entered into an Agency Agreement for the sale of up to 3,000,000 shares of the Company’s Class A Preferred Stock. The stock is being offered for sale in Germany and elsewhere in Europe at $7 per share ($3.50 per share net proceeds to the Company), as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. During the three months ended July 31, 2009, 3,500 preferred shares were sold for net proceeds totaling $12,250.

As of July 31 and April 30, 2009, 338,429 and 334,929 preferred shares were issued and outstanding, respectively. Subsequent to July 31, 2009, 20,100 preferred shares were sold for net proceeds totaling $70,350.

Common Stock

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

As of July 31 and April 30, 2009, 24,349,090 shares of common stock were issued and outstanding. Subsequent to July 31, 2009, the Company issued 2,200,000 common shares in a private sale at $.01 per share, as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009

NOTE 6.	SUBSEQUENT EVENTS

Subsequent to July 31, 2009, additional advances and repayments relating to the note payable – bank was $18,000 and $21,000, respectively.

On April 30, 2010, the Company received proceeds of a loan totaling $20,000. The loan is unsecured, bears interest at 2% per annum and is due on demand.

NOTE 7.	GOING CONCERN

As reflected on the balance sheet, the Company is still in the development stage with an accumulated deficit of $2,275,515, and since inception, a negative cash flow from operations of $1,815,537. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has secured continued approval from the  German exchange for the sale of preferred stock and is continuing to pursue other contracts and/or grants to secure additional funding. Management believes that the direction it is taking will secure additional funding and that the Company will be able to continue as a going concern.