Form 10-Q
period 2009-10-31
VIRIDAX CORP
filed 2010-07-15
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended October 31, 2009

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

Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended October 31, 2009 are submitted in compliance with Article 8-03 of Regulation S-X.

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

Viridax currently has two employees, Richard C. Honour, President and Richard E. Herman, Vice President, Research and Development. No compensation has been paid during the period ended October 31, 2009. As of October 31, 2009, accrued compensation to Richard C. Honour was $131,356 and will be paid as cash flow requirements permit.

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

/s/ Richard C. Honour	President and Director
Richard C. Honour

/s/ Ledyard H. DeWees	Secretary
Ledyard H. DeWees

/s/ Michael C. Maloney	Director
Michael C. Maloney

/s/ Kenneth E. Lehman	Chief Financial Officer
Kenneth E. Lehman	Director

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	October 31	April 30,
	2009	2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$3,715	$859
Notes receivable and accrued interest - related parties, net of allowance for doubtful accounts of $15,826	3,797	3,729
Prepaid expenses	-	25,342

Total Current Assets	7,512	29,930

COMPUTER AND LABORATORY EQUIPMENT - NET	23,968	27,985

OTHER ASSET
Bacteriophage material	1,795,000	1,795,000

TOTAL ASSETS	$1,826,480	$1,852,915

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable - bank	$31,000	$49,000
Accounts payable and accrued expenses	202,922	198,629
Note payable and accrued interest - related parties	14,349	8,033

Total Current Liabilities	248,271	255,662

STOCKHOLDERS' EQUITY
Class A non-cumulative, convertible preferred stock, $1 par value, 3,000,000 shares authorized, 347,429 and 334,929 shares issued and outstanding, respectively	347,429	334,929
Common stock, $.001 par value, 50,000,000 shares authorized, 24,349,090 shares issued and outstanding	24,349	24,349
Additional paid-in capital	3,520,567	3,489,317
Deficit accumulated during the development stage	(2,314,136)	(2,251,342)

Total Stockholders' Equity	1,578,209	1,597,253

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,826,480	$1,852,915

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					July 1, 1998
	Three Months		Six Months		(Inception)
	Ended October 31,		Ended October 31,		To October 31,
	2009	2008	2009	2008	2009

REVENUE	$-	$-	$-	$-	$735

EXPENSES
General and administrative	38,621	132,795	62,794	291,291	2,109,871
Impairment of bacteriophage material	-	-	-	-	205,000

Total Expenses	38,621	132,795	62,794	291,291	2,314,871

NET (LOSS)	$(38,621)	$(132,795)	$(62,794)	$(291,291)	$(2,314,136)

(LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,349,090	24,349,090	24,349,090	24,349,090

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
	Six	Six	July 1,1998
	Months Ended	Months Ended	(Inception)
	October 31,	October 31,	to October 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(62,794)	$(291,291)	$(2,314,136)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	4,017	4,463	19,489
Impairment of bacteriophage material	-	-	205,000
Bad debt - note receivable	-	-	15,826
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to additional paid-in capital	-	-	576
(Increase) in accrued interest receivable	(68)	(44)	(2,036)
Decrease in prepaid expenses	25,342	54,171	-
Increase in accrued interest payable	316	-	349
Increase in accounts payable and accrued expenses	4,293	55,728	230,822
NET CASH (USED IN) OPERATING ACTIVITIES	(28,894)	(176,973)	(1,839,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer and laboratory equipment	-	(6,213)	(43,457)
Increase in note receivable - related parties	-	-	(38,700)
Repayment of notes receivable - related parties	-	10,000	21,113
Increase in loans receivable - stockholder	-	-	(12,000)
Repayment of loans receivable - stockholder	-	-	4,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	3,787	(69,044)

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

			Period From
	Six	Six	July 1,1998
	Months Ended	Months Ended	(Inception)
	October 31,	October 31,	to October 31,
	2009	2008	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-		507,425
Issuance of preferred stock, net	43,750	136,500	1,224,748
Payments on stock subscription receivable	-	-	113,476
Proceeds of notes payable - bank	-	-	50,000
Repayment of notes payable - bank	(18,000)	-	(19,000)
Proceeds of note payable - related party	6,000	-	20,000
Repayment of note payable - related party	-	-	(6,000)
Proceeds of note payable	-	-	5,000
Increase in amount due to stockholder	-	-	16,220
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,750	136,500	1,911,869

NET INCREASE (DECREASE) IN CASH	2,856	(36,686)	3,715

CASH - BEGINNING	859	41,429	-

CASH - ENDING	$3,715	$4,743	$3,715

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued for services rendered.	$-	$-	$5,000

Common shares issued for purchase of bacteriophage material.	$-	$-	$2,000,000

Conversion of notes payable and accrued interest and net stockholders loans to additional paid-in capital.	$-	$-	$13,796

Accounts payable paid on behalf of Company by stockholder.	$-	$-	$27,900

Conversion of preferred shares for common.	$-	$-	$8,750
Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009

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
OCTOBER 31, 2009

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
OCTOBER 31, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including notes receivable and note payable – related parties, note payable - bank  and accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (VIE). FASB ASC Topic 810, "Consolidation," amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity's economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. FASB ASC 810 also requires enhanced disclosures about an enterprise's involvement with a VIE. Topic 810 is effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. This will not have an impact on the Company’s financial position, results of operations or cash flows.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued ASC 105 Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification TM (the “Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws, however, will continue to be the source of authoritative generally accepted accounting principles for SEC registrants. Effective September 30, 2009, all references made to GAAP in our consolidated financial statements will include references to the new Codification. The Codification does not change or alter existing GAAP and, therefore, will not have an impact on our financial position, results of operations or cash flows.

NOTE 3.	PREPAID EXPENSES

Commencing March 1, 2009, the Company entered into an agreement with an agency of the United States Department of Agriculture to continue the laboratory work necessary to evaluate and commercialize the bacteriophage material for a fee of $150,000. A deposit of $50,000 was paid with the balance due in three monthly installments. These installments have not been paid as scheduled, however, during the six months ended October 31, 2009, a total of $7,375 has been paid. The original agreement ended February 28, 2010 but was extended to January 10, 2011. The fee is being expensed over the remaining term of the agreement. As of October 31 and April 30, 2009, prepaid expense relating to this agreement was $0 and $25,342, respectively. As of October 31 and April 30, 2009, included in accounts payable was $1,199 and $0 relating to this agreement. For the three and six months ended October 31, 2009, the amount expensed was $16,958 and $33,916, respectively.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 4.	RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

The total notes receivable - related parties balance as of October 31 and April 30, 2009 includes accrued interest of $1,397 and $1,329, respectively.

Notes Payable and Accrued Interest

During the six months ended October 31, 2009, the Company received additional advances totaling $6,000. These advances are unsecured, bear interest at 5% per annum and are due on demand. As of October 31 and April 30, 2009, total notes payable - related parties  includes accrued interest of $349 and $33, respectively.

Legal and Consulting Fees

During the three months ended October 31, 2009 and 2008, $2,000 was paid and $15,000 was charged by a stockholder for legal services rendered, respectively. For the six months ended October 31, 2009 and 2008, $2,000 was paid and $30,000 was charged, respectively.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 4.	RELATED PARTY TRANSACTIONS (CONTINUED)

Legal and Consulting Fees (Continued)

During the six months ended October 31, 2009, the Company paid $2,000 to its vice-president of research and development for consulting services rendered.

During the six months ended October 31, 2009, the Company paid $2,000 to its president for grant and patent application services rendered.

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
OCTOBER 31, 2009

NOTE 5.	CAPITAL STOCK (CONTINUED)

Preferred Stock (Continued)

On April 1, 2006, the Company entered into an Agency Agreement for the sale of up to 3,000,000 shares of the Company’s Class A Preferred Stock. The stock is being offered for sale in Germany and elsewhere in Europe at $7 per share ($3.50 per share net proceeds to the Company), as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. During the six months ended October 31, 2009, 12,500 preferred shares were sold for net proceeds totaling $43,750.

As of October 31 and April 30, 2009, 347,429 and 334,929 preferred shares were issued and outstanding. Subsequent to October 31, 2009, 11,100 preferred shares were sold for net proceeds totaling $38,850.

Common Stock

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

As of October 31 and April 30, 2009, 24,349,090 shares of common stock were issued and outstanding. Subsequent to October 31, 2009, the Company issued 2,200,000 common shares in a private sale at $.01 per share, as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009

NOTE 6.	SUBSEQUENT EVENTS

Subsequent to October 31, 2009, additional advances and repayments relating to the note payable – bank was $18,000 and $16,000, respectively.

On April 30, 2010, the Company received proceeds of a loan totaling $20,000. The loan is unsecured, bears interest at 2% per annum and is due on demand.

NOTE 7.	GOING CONCERN

As reflected on the balance sheet, the Company is still in the development stage with an accumulated deficit of $2,314,136, and since inception, a negative cash flow from operations of $1,839,110. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has secured continued approval from the  German exchange for the sale of preferred stock and is continuing to pursue other contracts and/or grants to secure additional funding. Management believes that the direction it is taking will secure additional funding and that the Company will be able to continue as a going concern.