Form 10-Q
period 2010-01-31
VIRIDAX CORP
filed 2010-07-15
CIK 1163732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the quarterly period ended January 31, 2010

Commission File Number

0-33473

VIRIDAX CORPORATION.
(Name of Small Business Issuer in its charter)

FLORIDA	65-1138291
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

270 NW 3rd Court	33432-3720
Boca Raton, Florida	(Zip Code)
(Address of principal executive offices)

Issuer’s Telephone: (561) 368-1427
——————————————

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐       No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐  No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Smaller reporting company ☒

Indicate by checkmark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐       No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of the date of this filing there are 24,349,090 shares
of common stock outstanding.

PART I   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited financial statements for Viridax Corporation as of the fiscal quarter ended January 31, 2010 are submitted in compliance with Article 8-03 of Regulation S-X.

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

Viridax currently has two employees, Richard C. Honour, President and Richard E. Herman, Vice President, Research and Development. No compensation has been paid during the period ended January 31, 2010. As of January 31, 2010, accrued compensation to Richard C. Honour was $131,356 and will be paid as cash flow requirements permit.

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

/s/ Richard C. Honour	President and Director
Richard C. Honour

/s/ Ledyard H. DeWees	Secretary
Ledyard H. DeWees

/s/ Michael C. Maloney	Director
Michael C. Maloney

/s/ Kenneth E. Lehman	Chief Financial Officer
Kenneth E. Lehman	Director

VIRIDAX CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	January 31	April 30
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$-	$859
Notes receivable and accrued interest - related
parties, net of allowance for doubtful accounts
of $15,826	3,831	3,729
Prepaid expenses	-	25,342

Total Current Assets	3,831	29,930

COMPUTER AND LABORATORY EQUIPMENT - NET	21,811	27,985

OTHER ASSET
Bacteriophage material	1,795,000	1,795,000

TOTAL ASSETS	$1,820,642	$1,852,915

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft	$172	$-
Note payable - bank	41,000	49,000
Accounts payable and accrued expenses	201,009	198,629
Note payable and accrued interest
- related parties	14,525	8,033

Total Current Liabilities	256,706	255,662

STOCKHOLDERS' EQUITY
Class A non-cumulative, convertible
preferred stock, $1 par value, 3,000,000
shares authorized, 350,429 and 334,929
shares issued and outstanding, respectively	350,429	334,929
Common stock, $.001 par value, 50,000,000
shares authorized, 24,349,090 shares issued
and outstanding	24,349	24,349
Additional paid-in capital	3,528,617	3,489,317
Deficit accumulated during the development stage	(2,339,459)	(2,251,342)

Total Stockholders' Equity	1,563,936	1,597,253

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,820,642	$1,852,915

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					July 1, 1998
	Three Months		Nine Months		(Inception)
	Ended January 31,		Ended January 31,		To January 31,
	2010	2009	2010	2009	2010

REVENUE	$-	$-	$-	$-	$735

EXPENSES
General and administrative	25,323	125,157	88,117	416,448	2,135,194
Impairment of bacteriophage material	-	-	-	-	205,000
Total expenses	25,323	125,157	88,117	416,448	2,340,194

NET (LOSS)	$(25,323)	$(125,157)	$(88,117)	$(416,448)	$(2,339,459)

(LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,349,090	24,349,090	24,349,090	24,349,090

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
	Nine	Nine	July 1,1998
	Months Ended	Months Ended	(Inception)
	January 31,	January 31,	to January 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(88,117)	$(416,448)	$(2,339,459)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	6,174	6,957	21,646
Impairment of bacteriophage material	-	-	205,000
Bad debt - note receivable	-	-	15,826
Common shares issued for services rendered	-	-	5,000
Conversion of accrued interest to additional
paid-in capital	-	-	576
(Increase) in accrued interest receivable	(102)	(118)	(2,070)
Decrease in prepaid expenses	25,342	54,171	-
Increase in accrued interest payable	492	-	525
Increase in accounts payable and accrued expenses	2,930	161,038	229,459
NET CASH (USED IN) OPERATING ACTIVITIES	(53,281)	(194,400)	(1,863,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer and laboratory equipment	-	(6,213)	(43,457)
Increase in note receivable - related parties	-	-	(38,700)
Repayment of notes receivable - related parties	-	9,813	21,113
Increase in loans receivable - stockholder	-	-	(12,000)
Repayment of loans receivable - stockholder	-	-	4,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	3,600	(69,044)

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)

			Period From
	Nine	Nine	July 1,1998
	Months Ended	Months Ended	(Inception)
	January 31,	January 31,	to January 31,
	2010	2009	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	172	-	172
Issuance of common stock	-		507,425
Issuance of preferred stock, net	54,250	150,500	1,235,248
Payments on stock subscription receivable	-	-	113,476
Proceeds of notes payable - bank	18,000	-	68,000
Repayment of notes payable - bank	(26,000)	-	(27,000)
Proceeds of note payable - related party	6,000	-	20,000
Repayment of note payable - related party	-	-	(6,000)
Proceeds of note payable	-	-	5,000
Increase in amount due to stockholder	-	-	16,220
NET CASH PROVIDED BY FINANCING ACTIVITIES	52,422	150,500	1,932,541

NET (DECREASE) IN CASH	(859)	(40,300)	-

CASH – BEGINNING	859	41,429	-

CASH – ENDING	$-	$1,129	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Common shares issued for services rendered.	$-	$-	$5,000

Common shares issued for purchase
of bacteriophage material.	$-	$-	$2,000,000

Conversion of notes payable and accrued interest and
net stockholders loans to additional paid-in capital.	$-	$-	$13,796

Accounts payable paid on behalf of Company by
stockholder.	$550	$-	$28,450

Conversion of preferred shares for common.	$-	$-	$8,750

Read accompanying Notes to Financial Statements.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

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
JANUARY 31, 2010

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
JANUARY 31, 2010

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including notes receivable and note payable – related parties, note payable - bank  and accounts payable and accrued expenses approximate fair value due to the relatively short period to maturity for these instruments.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE 3.	PREPAID EXPENSES

Commencing March 1, 2009, the Company entered into an agreement with an agency of the United States Department of Agriculture to continue the laboratory work necessary to evaluate and commercialize the bacteriophage material for a fee of $150,000. A deposit of $50,000 was paid with the balance due in three monthly installments. These installments have not been paid as scheduled, however, during the nine months ended January 31, 2010, a total of $25,000 has been paid. The original agreement ended February 28, 2010 but was extended to January 10, 2011. The fee is being expensed over the remaining term of the agreement. As of January 31, 2010 and April 30, 2009, prepaid expense relating to this agreement was $0 and $25,342, respectively. As of January 31, 2010 and April 30, 2009, included in accounts payable was $532 and $0 relating to this agreement. For the three and nine months ended January 31, 2010, the amount expensed was $16,958 and $50,874, respectively.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE 4.	RELATED PARTY TRANSACTIONS

Notes Receivable and Accrued Interest

The total notes receivable - related parties balance as of January 31, 2010 and April 30, 2009 includes accrued interest of $1,431 and $1,329, respectively.

Notes Payable and Accrued Interest

During the nine months ended January 31, 2010, the Company received additional advances totaling $6,000. These advances are unsecured, bear interest at 5% per annum and are due on demand. As of January 31, 2010 and April 30, 2009, total notes payable - related parties includes accrued interest of $525 and $33, respectively.

Legal and Consulting Fees

During the three months ended January 31, 2010 and 2009, $0 and $15,000 was charged by a stockholder for legal services rendered, respectively.  For the nine months ended January 31, 2010 and 2009, $2,000 was paid and $45,000 was charged, respectively.

During the nine months ended January 31, 2010, the Company paid $2,000 to its vice-president of research and development for consulting services rendered.

During the nine months ended January 31, 2010, the Company paid $2,000 to its president for grant and patent application services rendered.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

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

On April 1, 2006, the Company entered into an Agency Agreement for the sale of up to 3,000,000 shares of the Company’s Class A Preferred Stock. The stock is being offered for sale in Germany and elsewhere in Europe at $7 per share ($3.50 per share net proceeds to the Company), as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933. During the nine months ended January 31, 2010, 15,500 preferred shares were sold for net proceeds totaling $54,250.

As of January 31, 2010 and April 30, 2009, 350,429 and 334,929 preferred shares were issued and outstanding. Subsequent to January 31, 2010, 8,100 preferred shares were sold for net proceeds totaling $28,350.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE 5.	CAPITAL STOCK (CONTINUED)

Common Stock

The Company has 50,000,000 shares of $.001 par value common stock authorized. Shareholders of common stock have one vote per share.

As of January 31, 2010, 24,349,090 shares of common stock were issued and outstanding. Subsequent to January 31, 2010, the Company issued 2,200,000 common shares in a private sale at $.01 per share, as determined by the Company’s management, such sale being exempt from registration under Regulation S of the Securities Act of 1933.

NOTE 6.	SUBSEQUENT EVENTS

Subsequent to January 31, 2010, repayments of the note payable – bank was $8,000.

On April 30, 2010, the Company received proceeds of a loan totaling $20,000. The loan is unsecured, bears interest at 2% per annum and is due on demand.

VIRIDAX CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE 7.	GOING CONCERN

As reflected on the balance sheet, the Company is still in the development stage with an accumulated deficit of $2,339,459, and since inception, a negative cash flow from operations of $1,863,497. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management has secured continued approval from the  German exchange for the sale of preferred stock and is continuing to pursue other contracts and/or grants to secure additional funding. Management believes that the direction it is taking will secure additional funding and that the Company will be able to continue as a going concern.